Form 10QSB
period 2007-07-31
Yellow Hill Energy Inc.
filed 2007-09-07
CIK 1401983

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended July 31, 2007

                        Commission File Number 333-143626


                             YELLOW HILL ENERGY INC.
                 (Name of small business issuer in its charter)


        Nevada                         1000                     20-8642477
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                            350-409 Granville Street
                              Vancouver, BC V6C 1T2
                              Phone (604) 696-2711
                               Fax (604) 683-2506
          (Address and telephone number of principal executive offices)


                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                              Phone (619) 475-7882
                               Fax (619) 789-6262
                 (Name, Address and phone of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 30,000,000 shares of Common Stock outstanding as of July 31, 2007.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                  July 31, 2007      April 30, 2007
                                                                  -------------      --------------
                                                                                       (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 46,694           $  5,760
                                                                     --------           --------
      Total Current Assets                                             46,694              5,760
                                                                     --------           --------

      Total  Assets                                                  $ 46,694           $  5,760
                                                                     ========           ========

                         L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              7,650              6,650
                                                                     --------           --------

      Total Current Liabilities                                         7,650              6,650
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                             30,000             15,000
Additional Paid-in-Capital                                             30,000                 --
Deficit accumulated during exploration stage                          (20,956)           (15,890)
                                                                     --------           --------
      Total Stockholders' Equity                                       39,044               (890)
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 46,694           $  5,760
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                             Period from
                                                                            March 14, 2007
                                                                         (Date of inception)
                                                 Three Months Ended            through
                                                   July 31, 2007            July 31, 2007
                                                   -------------            -------------
REVENUES:
  Revenues                                         $         --             $         --
                                                   ------------             ------------
      Total Revenues                                         --                       --
                                                   ------------             ------------

EXPENSES:
Operating Expenses
  Impairment of mineral property                             --                    8,650
  Exploration                                                --                    5,000
  General and Adminstrative                               1,716                    2,456
  Professional Fees                                       3,350                    4,850
                                                   ------------             ------------
      Total Expenses                                      5,066                   20,956
                                                   ------------             ------------

      Net loss from Operations                           (5,066)                 (20,956)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                         --                       --
                                                   ------------             ------------

      Net Income (Loss) for the period             $     (5,066)            $    (20,956)
                                                   ============             ============

Basic and Diluted Earnings Per Common Share               (0.00)
                                                   ------------
Weighted Average number of Common Shares
 used in per share calculations                      15,000,000
                                                   ============


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
         For the period from March 14, 2007 (inception) to July 31, 2007
                           (Expressed in U.S. Dollars)

                                                                  $0.001      Paid-In     Accumulated   Stockholders'
                                                   Shares       Par Value     Capital       Deficit        Equity
                                                   ------       ---------     -------       -------        ------
Balance, March 14, 2007 (Date of Inception)              --      $    --      $    --      $     --       $     --

  Stock Issued for cash at $0.001 per share      15,000,000       15,000           --            --         15,000
   on April 28, 2007

Net Loss for the Period                                  --           --           --       (15,890)       (15,890)
                                                 ----------      -------      -------      --------       --------

Balance, April 30, 2007                          15,000,000       15,000           --       (15,890)          (890)

  Stock Issued for cash at $0.003 per share      15,000,000       15,000       30,000            --         45,000
   on July 31, 2007

Net Loss for the Period                                  --           --           --        (5,066)        (5,066)
                                                 ----------      -------      -------      --------       --------

Balance, July 31, 2007                           30,000,000      $30,000      $30,000      $(20,956)      $ 39,044
                                                 ==========      =======      =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                             Period from
                                                     For the Three          March 14, 2007
                                                     Months Ended       (Date of inception) to
                                                     July 31, 2007           July 31, 2007
                                                     -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (5,066)               $(20,956)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                   8,650
     Accounts Payable and Accrued Liabilities             1,000                   7,650
                                                       --------                --------
Net Cash Provided from Operating Activities              (4,066)                 (4,656)
                                                       --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                          --                  (8,650)
                                                       --------                --------
Net Cash Used in Investing Activities                        --                  (8,650)
                                                       --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                           45,000                  60,000
                                                       --------                --------
Net Cash Provided from Financing Activities              45,000                  60,000
                                                       --------                --------

Increase in Cash                                         40,934                  46,694
                                                       --------                --------

Cash, Beginning of the period                             5,760                      --
                                                       --------                --------

Cash, End of the period                                $ 46,694                $ 46,694
                                                       ========                ========


   The accompanying notes are an integral part of these financial statements.

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Yellow Hill Energy Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Yellow Hill Energy") was incorporated in the State of Nevada on March 14, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired mineral claims during the initial period ending April 30, 2007 for $8,650.

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company's SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on June 25, 2007. During the period, 15,000,000 shares of the Company's common stock where issued in connection with prospectus offering at a price of $0.003 per share for gross proceeds of $45,000.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on March 14, 2007, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on April 13, 2007, indicates Craig T. Lindsay as the President and Treasurer; and Sean Mitchell as Secretary and Director.

GOING CONCERN - The Company has incurred net losses of approximately $20,956 for the period from March 14, 2007 (Date of Inception) through July 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is April 30, with its initial period being from March 14, 2007 to April 30, 2007.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through July 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on March 14, 2007 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

2. PROPERTY AND EQUIPMENT

As of July 31, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective April 28, 2007, a total of 15,000,000 shares of the Company's common stock were issued to the directors of the Company pursuant to stock subscription agreements at $0.001 per share for total proceeds of $15,000.

Effective July 31, 2007, a total of 15,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.003 per share for total proceeds of $45,000.

4. RELATED PARTY TRANSACTIONS

Craig T. Lindsay, Director, President and Treasurer; and Sean Mitchell, Director, and Secretary of the Company were not paid for any underwriting services that they performed on behalf of the Company.

To July 31, 2007 there have been no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of July 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of July 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. SUBSEQUENT EVENTS

The 22 Bond Uranium Prospect federal lode mining claims are assigned U.S. Bureau of Land Management ORMC nos. 161450 through 161471 in the name of Yellow Hill
Energy, Inc. The claims were renewed and were filed with Ferry County and the claims are in good standing through August 31, 2008 when next year's holding fees are due and payable to U.S. Bureau of Land Management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $5,066 for the three month period ended July 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss for from inception (March 14, 2007) through July 31, 2007 was $20,956.

In their report on our audited financial statements as at July 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2007 was $46,694. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 25, 2007. Our 12 month budget is based on operations which will be funded by the $45,000 raised through our offering.

Our plan of operation for the twelve months is to complete the first phase of the exploration program of the claim block, consisting of conventional prospecting/field work that includes geologic and structural mapping (including detailed structural analysis), rock-chip sampling, a ground-based scintillometer survey, and detailed geochemical work to better define the extent and boundaries of the phosphate-rich horizon that contains the associated uranium mineralization.

In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $30,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $45,000.

Provision for a second phase of exploration is contingent upon the Phase I findings. This work would consist of: 1) a detailed airborne radiometric and magnetometer survey looking for coherent uranyl-phosphatic horizons from the Bond Property to Boyd's Bench located 5 miles to the north, 2) follow-up staking and land acquisition of airborne radiometric anomalies, and 3) preliminary geologic/structural mapping and sampling of newly acquired ground. If a target (or targets) are further defined, then a diamond core drilling program would constitute a third phase.

An estimate of the time required to complete the field component of the Phase I project is 15 man-days due to the severity of terrain and possible weather delays. Phase II will require an estimated 20-30 man-days to complete (excluding staking).

An estimate of the cost of the proposed program is $15,000 for the initial phase of exploration work and $70,000 for a contingent second phase as summarized below.

                                                                     Estimated Cost        Subtotal
                                                                     --------------        --------
                                 PHASE I                                 (US$)              (US$)

Geologic  mapping,  rock chip sampling & scintillometer
survey traverses (15 days @ $500/day)                                   $7,500
Geochemical analysis U + 31 element ICP, 100 samples @
$30/sample                                                              $3,000
Data evaluation, interpretation and report preparation (6 days)         $3,000
10% contingency allowance                                               $1,500             $15,000

                                 PHASE II

Fly detailed Fugro airborne magnetic/radiometric survey from
Bond to Boyd's Bench a distance of 8 km on 100 m spacing
(80 E-W lines) with lines to be 1.6 km long plus two 8 km tie
lines for a total of about 145 line km.                                 $50,000
Data  interpretation                                                    $10,000
Additional claims staking                                               $10,000            $70,000
                                                     GRAND TOTAL                           $85,000

We plan to commence Phase 1 of the exploration program on the claim in Fall/Winter 2007 if weather in the area permits.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in Spring/Summer 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

The 22 Bond Uranium Prospect federal lode mining claims are assigned U.S. Bureau of Land Management ORMC nos. 161450 through 161471 in the name of Yellow Hill Energy, Inc. The claims were renewed and were filed with Ferry County and the claims are in good standing through August 31, 2008 when next year's holding fees are due and payable to U.S. Bureau of Land Management.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-143626.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

YEAR END - The Company's year end is April 30.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through July 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on March 14, 2007 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-143626, at the SEC website at www.sec.gov:

     Exhibit No.                         Description
     -----------                         -----------

        3.1            Articles of Incorporation*
        3.2            Bylaws*
       31.1            Sec. 302 Certification of Chief Executive Officer
       31.2            Sec. 302 Certification of Chief Financial Officer
       32.1            Sec. 906 Certification of Chief Executive Officer
       32.2            Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 7, 2007              Yellow Hill Energy Inc., Registrant


                                   /s/ Craig Lindsay
                                   ----------------------------------------
                               By: Craig Lindsay
                                   (Principal Executive Officer & Director)


                                   /s/ Sean Mitchell
                                   ----------------------------------------
                               By: Sean Mitchell
                                   (Secretary & Director)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


/s/ Craig Lindsay                                             September 7, 2007
-------------------------------------                         -----------------
Craig Lindsay, President & Director                                  Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)


/s/ Sean Mitchell                                             September 7, 2007
-------------------------------------                         ------------------
Sean Mitchell, Secretary & Director                                  Date