Form 10QSB
period 2007-10-31
Yellow Hill Energy Inc.
filed 2007-12-11
CIK 1401983

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007

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

There were 30,000,000 shares of Common Stock outstanding as of October 31, 2007.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                      October 31, 2007     April 30, 2007
                                                                      ----------------     --------------
                                                                         (Unaudited)          (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                     $ 33,734           $  5,760
                                                                           --------           --------
      Total Current Assets                                                   33,734              5,760
                                                                           --------           --------

      Total  Assets                                                        $ 33,734           $  5,760
                                                                           ========           ========

                              L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                 $    150           $  6,650
                                                                           --------           --------

      Total Current Liabilities                                                 150              6,650
                                                                           ========           ========

              S T O C K H O L D E R S ' E Q U I T Y (D E F I C I T)

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding (April 30, 2007-15,000,000)       30,000             15,000
Additional Paid-in-Capital                                                   30,000                 --
Deficit accumulated during exploration stage                                (26,416)           (15,890)
                                                                           --------           --------
      Total Stockholders' Equity (Deficit)                                   33,584               (890)
                                                                           --------           --------

      Total Liabilities and Stockholders' Equity                           $ 33,734           $  5,760
                                                                           ========           ========

              The accompanying notes are an integral part of these
                         interim financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                         Interim Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                 Period from
                                                                                                March 14, 2007
                                                                                             (Date of inception)
                                                  Six Months Ended     Three Months Ended         through
                                                  October 31, 2007      October 31, 2007      October 31, 2007
                                                  ----------------      ----------------      ----------------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --
                                                     -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                            --                    --                 8,650
    Exploration                                            2,880                 2,880                 7,880
    General and Administrative                             2,796                 1,080                 3,536
    Professional Fees                                      4,850                 1,500                 6,350
                                                     -----------           -----------           -----------
      Total Expenses                                      10,526                 5,460                26,416
                                                     -----------           -----------           -----------

Net loss from Operations                                 (10,526)               (5,460)              (26,416)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --
                                                     -----------           -----------           -----------
      Net Income (Loss) for the period               $   (10,526)          $    (5,460)          $   (26,416)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)
                                                     -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                       22,500,000            30,000,000
                                                     ===========           ===========

              The accompanying notes are an integral part of these
                         interim financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from March 14, 2007 (inception) to October 31, 2007
                           (Expressed in U.S. Dollars)

                                                                  $0.001      Paid-In     Accumulated   Stockholders'
                                                   Shares       Par Value     Capital       Deficit        Equity
                                                   ------       ---------     -------       -------        ------
Balance, March 14, 2007 (Date of Inception)              --      $    --      $    --      $     --       $     --

Stock Issued for cash at $0.001 per share
 on April 28, 2007                               15,000,000       15,000           --            --         15,000

Net Loss for the Period                                  --           --           --       (15,890)       (15,890)
                                                 ----------      -------      -------      --------       --------

Balance, April 30, 2007 (Audited)                15,000,000       15,000           --       (15,890)          (890)

Stock Issued for cash at $0.003 per share
 on July 31, 2007                                15,000,000       15,000       30,000            --         45,000

Net Loss for the Period                                  --           --           --       (10,526)       (10,526)
                                                 ----------      -------      -------      --------       --------

Balance, October 31, 2007 (Unaudited)            30,000,000      $30,000      $30,000      $(26,416)      $ 33,584
                                                 ==========      =======      =======      ========       ========

              The accompanying notes are an integral part of these
                         interim financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                         Interim Statement of Cash Flows
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                              Period from
                                                        For the Six          March 14, 2007
                                                        Months Ended     (Date of inception) to
                                                      October 31, 2007      October 31, 2007
                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss for the period                                $(10,526)              $(26,416)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                            --                  8,650
     Accounts Payable and Accrued Liabilities              (6,500)                   150
                                                         --------               --------
Net Cash Used in Operating Activities                     (17,026)               (17,616)
                                                         --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                            --                 (8,650)
                                                         --------               --------
Net Cash Used in Investing Activities                          --                 (8,650)
                                                         --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             45,000                 60,000
                                                         --------               --------
Net Cash Provided from Financing Activities                45,000                 60,000
                                                         --------               --------

Increase (decrease) in Cash                                27,974                 33,734
                                                         --------               --------

Cash, Beginning of the period                               5,760                     --
                                                         --------               --------

Cash, End of the period                                  $ 33,734               $ 33,734
                                                         ========               ========

              The accompanying notes are an integral part of these
                          interim financial statements.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (Unaudited)


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

The Company's SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on June 25, 2007. During the period, 15,000,000 shares of the Company's common stock were issued in connection with prospectus offering at a price of $0.003 per share for gross proceeds of $45,000.

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

GOING CONCERN - The Company has incurred net losses of $26,416 for the period from March 14, 2007 (Date of Inception) through October 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is April 30, with its initial period being from March 14, 2007 to April 30, 2007.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through October 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

2. PROPERTY AND EQUIPMENT

As of October 31, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective April 28, 2007, a total of 15,000,000 shares of the Company's common stock were issued to the directors of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $15,000.

Effective July 31, 2007, a total of 15,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.003 per share for total proceeds of $45,000.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2007
                                   (Unaudited)


4. RELATED PARTY TRANSACTIONS

Craig T. Lindsay, Director, President and Treasurer; and Sean Mitchell, Director, and Secretary of the Company were not paid for any underwriting services that they performed on behalf of the Company.

To October 31, 2007 there have been no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of October 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of October 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to October 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $5,460 for the three month period ended October 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through October 31, 2007 was $26,416.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at October 31, 2007 was $33,734. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 25, 2007. Our 12 month budget is based on operations which will be funded by the $45,000 raised through our offering.

Our plan of operation for the twelve months is to complete the first phase of a comprehensive exploration program of the claim block, consisting of conventional prospecting/field work that includes geologic and structural mapping (including detailed structural analysis), rock-chip sampling, a ground-based scintillometer survey, and detailed geochemical work to better define the extent and boundaries of the phosphate-rich horizon that contains the associated uranium mineralization.

In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000.

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

We are currently in discussions with a geologist to commence Phase 1 of the exploration program. We anticipate that initial work on Phase I of the exploration program will begin before the end of 2007 - weather permitting.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in summer 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-143626.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through October 31, 2007, the Company had no potentially dilutive securities.

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

December 6, 2007                    Yellow Hill Energy Inc., Registrant


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


/s/ Craig Lindsay                                            December 6, 2007
-------------------------------------                        ----------------
Craig Lindsay, President & Director                               Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)


/s/ Sean Mitchell                                            December 6, 2007
-------------------------------------                        ----------------
Sean Mitchell, Secretary & Director                               Date