Form 10QSB
period 2008-01-31
Yellow Hill Energy Inc.
filed 2008-03-04
CIK 1401983

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended January 31, 2008

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

There were 30,000,000 shares of Common Stock outstanding as of January 31, 2008.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                    January 31,         April 30,
                                                                       2008               2007
                                                                     --------           --------
                                                                                        (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 30,258           $  5,760
                                                                     --------           --------
      Total Current Assets                                             30,258              5,760
                                                                     --------           --------

      Total  Assets                                                  $ 30,258           $  5,760
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                150              6,650
                                                                     --------           --------
      Total Current Liabilities                                           150              6,650
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                             30,000             15,000
Additional Paid-in-Capital                                             30,000                 --
Deficit accumulated during exploration stage                          (29,892)           (15,890)
                                                                     --------           --------
      Total Stockholders' Equity                                       30,108               (890)
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 30,258           $  5,760
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                                Period from
                                                                                               March 14, 2007
                                                                                             (Date of inception)
                                                  Nine Months Ended    Three Months Ended         through
                                                     January 31,           January 31,           January 31,
                                                        2008                  2008                  2008
                                                     -----------           -----------           -----------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --
                                                     -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                            --                    --                 8,650
    Exploration                                            2,880                    --                 7,880
    General and Administrative                             4,772                 1,976                 5,512
    Professional Fees                                      6,350                 1,500                 7,850
                                                     -----------           -----------           -----------
      Total Expenses                                      14,002                 3,476                29,892
                                                     -----------           -----------           -----------

      Net loss from Operations                           (14,002)               (3,476)              (29,892)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --
                                                     -----------           -----------           -----------

Net Income (Loss) for the period                     $   (14,002)          $    (3,476)          $   (29,892)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)
                                                     -----------           -----------
Weighted Average number of Common Shares
 used in per share calculations                       25,000,000            30,000,000
                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from March 14, 2007 (inception) to January 31, 2008
                           (Expressed in U.S. Dollars)

                                                                  $0.001      Paid-In     Accumulated   Stockholders'
                                                   Shares       Par Value     Capital       Deficit        Equity
                                                   ------       ---------     -------       -------        ------
Balance, March 14, 2007 (Date of Inception)              --      $    --      $    --      $     --       $     --

Stock Issued for cash at $0.001 per share
 on April 28, 2007                               15,000,000       15,000           --            --         15,000

Net Loss for the Period                                  --           --           --       (15,890)       (15,890)
                                                 ----------      -------      -------      --------       --------

Balance, April 30, 2007 (Audited)                15,000,000       15,000           --       (15,890)          (890)

Stock Issued for cash at $0.003 per share
 on July 31, 2007                                15,000,000       15,000       30,000            --         45,000

Net Loss for the Period                                  --           --           --       (14,002)       (14,002)
                                                 ----------      -------      -------      --------       --------

Balance, January 31, 2008                        30,000,000      $30,000      $30,000      $(29,892)      $ 30,108
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

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                                                             March 14, 2007
                                                       For the Nine      For the Three     (Date of inception)
                                                       Months Ended       Months Ended            to
                                                        January 31,        January 31,        January 31,
                                                           2008               2008               2008
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $(14,002)          $ (3,476)          $(29,892)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                            --                 --              8,650
     Accounts Payable and Accrued Liabilities              (6,500)                --                150
                                                         --------           --------           --------

Net Cash Provided from Operating Activities               (20,502)            (3,476)           (21,092)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                            --                 --             (8,650)
                                                         --------           --------           --------

Net Cash Used in Investing Activities                          --                 --             (8,650)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             45,000                 --             60,000
                                                         --------           --------           --------
Net Cash Provided from Financing Activities                45,000                 --             60,000
                                                         --------           --------           --------

Increase (decrease) in Cash                                24,498             (3,476)            30,258
                                                         --------           --------           --------

Cash, Beginning of the period                               5,760             33,734                 --
                                                         --------           --------           --------

Cash, End of the period                                  $ 30,258           $ 30,258           $ 30,258
                                                         ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


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

The Company has completed a SB-2 Registration Statement in connection with a prospectus offering of 15,000,000 shares of the Company's common stock at a price of $0.003 per share for gross proceeds of $45,000.

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

GOING CONCERN - The Company has incurred net losses of approximately $29,892 for the period from March 14, 2007 (Date of Inception) through January 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is April 30, with its initial period being from March 14, 2007 to April 30, 2007.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through January 31, 2008, the Company had no potentially dilutive securities.

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

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.   PROPERTY AND EQUIPMENT

As of January 31, 2008, the Company does not own any property and/or equipment.

3.   STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective April 28, 2007, a total of 15,000,000 shares of the Company's common stock were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $15,000.

Effective July 31, 2007, a total of 15,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.003 per share for total proceeds of $45,000.

4.   RELATED PARTY TRANSACTIONS

Craig T. Lindsay, Director, President and Treasurer; and Sean Mitchell, Director, and Secretary of the Company will not be paid for any underwriting services that they perform on behalf of the Company.

To January 31, 2008 there have been no other related party transactions between the Company and any officers other than those mentioned above.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


5.   STOCK OPTIONS

As of January 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.   LITIGATION

As of January 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.   SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to January 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $3,476 for the three month period ended January 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through January 31, 2008 was $29,892.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at January 31, 2008 was $30,258. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 25, 2007. Our 12 month budget is based on operations which will be funded by the $45,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of a comprehensive exploration program of the claim block, consisting of conventional prospecting/field work that includes geologic and structural mapping (including detailed structural analysis), rock-chip sampling, a ground-based scintillometer survey, and detailed geochemical work to better define the extent and boundaries of the phosphate-rich horizon that contains the associated uranium mineralization.

In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000.

Provision for a second phase of exploration is contingent upon the Phase I findings. This work would consist of: 1) a detailed Fugro airborne radiometric and magnetometer survey looking for coherent uranyl-phosphatic horizons from the Bond Property to Boyd's Bench located 5 miles to the north, 2) follow-up staking and land acquisition of airborne radiometric anomalies, and 3) preliminary geologic/structural mapping and sampling of newly acquired ground. If a target (or targets) are further defined, then a diamond core drilling program would constitute a third phase.

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

Due to ongoing adverse weather conditions, specifically heavy snow cover, the property has not been accessible. The Company plans to initiate Phase 1 of the exploration program on the claim as soon as weather in the area permits.

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

March 3, 2008                       Yellow Hill Energy Inc., Registrant


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


/s/ Craig Lindsay                                             March 3, 2008
-------------------------------------                         -------------
Craig Lindsay, President & Director                                Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)


/s/ Sean Mitchell                                             March 3, 2008
-------------------------------------                         -------------
Sean Mitchell, Secretary & Director                                Date