Form 10-K
period 2008-04-30
Yellow Hill Energy Inc.
filed 2008-06-27
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2008

                        Commission file number 333-143626


                             Yellow Hill Energy Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                20-8642477
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

       350-409 Granville Street
            Vancouver, BC                                         V6C 1T2
(Address of Principal Executive Offices)                         (Zip Code)

                                 (604) 696-2711
                               (Telephone Number)

                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                     Phone (619) 475-7882 Fax (619) 789-6262
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 30, 2008, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 30, 2008.

                             YELLOW HILL ENERGY INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Securities Holders              15

                                    Part II

Item 5.  Market for Registrant's Common Equity & Related
          Stockholder Matters                                               15
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17
Item 8.  Financial Statements                                               21
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          30
Item 9A. Controls and Procedures                                            30

                                    Part III

Item 10. Directors and Executive Officers                                   30
Item 11. Executive Compensation                                             32
Item 12. Security Ownership of Certain Beneficial Owners and Management     33
Item 13. Certain Relationships and Related Transactions                     34
Item 14. Principal Accounting Fees and Services                             34

                                     Part IV

Item 15. Exhibits                                                           34

Signatures                                                                  35

                                     PART I

ITEM 1. BUSINESS

Yellow Hill Energy Inc. (the "Company") was incorporated in the State of Nevada on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 350-409 Granville Street, Vancouver, BC V6C 1T2. The telephone number is (604) 696-2711.

Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The 22 Bond Uranium Prospect federal lode mining claims are assigned U.S. Bureau of Land Management ORMC nos. 161450 through 161471 in the name of Yellow Hill Energy, Inc. The dates of location were April 17-18, 2007. They were filed with Ferry County on April 19, 2007. The date of record with the Bureau of Land Management is May 14, 2007, and the claims are in good standing through August 31, 2008 when next year's holding fees are due and payable to the BLM. The property position comprises 440 acres, which are located in Ferry County, Washington.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves.

GENERAL INFORMATION

The Bond Uranium Prospect claim block lies along the northeast-facing lower slopes of Bisbee Mountain on the eastern flank of the Kettle dome, approximately 5 miles northwest of Kettle Falls, Washington. The prevailing terrain in the general area of the Bond prospect and surroundings is mostly cliff and bench topography, which is an expression of the gently easterly dipping mantling metamorphic core complex rocks hosting the property. Overall property elevations ranging from 1,650 feet on the eastern edge of the claim block to over 3,200 feet on its western edge.

Snow cover masks part of the area in the winter, with hot, dry conditions prevailing during summer months. Pine and fir forest cover exists with scattered undergrowth at higher elevations and is mixed with grass cover at lower elevations. Local wildlife in the area includes White-tailed Deer, American Black Bear, Rough-legged Hawk, Red-tailed hawk, Osprey and a host of small birds and mammals indigenous to the northern boreal forest of Washington State.

At the current time the property is without known reserves and our program is exploratory in nature. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property.

A two-phase exploration program to evaluate the Bond Uranium Prospect claims and surrounding occurrences is considered appropriate and is recommended considering the property's favorability to discover additional uranium mineralization and larger target size. Accordingly, Phase I will consist of a comprehensive exploration program of the claim block, consisting of conventional prospecting/field work that includes geologic and structural mapping (including detailed structural analysis), rock-chip sampling, a ground-based scintillometer survey, and detailed geochemical work to better define the extent and boundaries of the phosphate-rich horizon that contains the associated uranium mineralization.

Provision has been made for a second phase of exploration contingent upon the Phase I findings. This work would consist of: 1) a detailed airborne radiometric and magnetometer survey looking for coherent uranyl-phosphatic horizons from the Bond Property to Boyd's Bench located 5 miles to the north, 2) follow-up staking and land acquisition of airborne radiometric anomalies, and 3) preliminary geologic/structural mapping and sampling of newly acquired ground. If a target (or targets) are further defined, then a diamond core drilling program would constitute a third phase.

An estimate of the time required to complete the field component of the Phase I project is 15 man-days due to the severity of terrain and possible weather delays. Phase II will require an estimated 20-30 man-days to complete (excluding staking). The estimated cost of the proposed program is $15,000 for the initial phase of exploration work and $70,000 for a contingent second phase.

The discussions contained herein are management's estimates. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of uranium on our property, as there is no guarantee that exploitable mineralization will be found nor the quantity and quality of uranium if found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if uranium is found in Phase 1.

                  [PICTURE OF A GENERAL VIEW OF THE PROPERTY]




ACQUISITION OF THE CLAIM & RETENTION OF TITLE

The 22 Bond Uranium Prospect federal lode mining claims are assigned U.S. Bureau of Land Management ORMC nos. 161450 through 161471 in the name of Yellow Hill Energy, Inc. The dates of location were April 17-18, 2007. They were filed with Ferry County on April 19, 2007 as instrument numbers 268317 through 268338. The date of record with the Bureau of Land Management is May 14, 2007, and the claims are in good standing through August 31, 2008 when next year's holding fees are due and payable to BLM.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

Specific directions to the property are as follows: From Barney's Junction at the west end of the Kettle Falls bridge, go 0.6 mile north on U.S. Highway 395 and turn west onto Kifer Quarry Road. Proceed 1.0 mile, turn south onto a dirt road and go 0.1 mile, and turn west and go 0.2 mile to a gravel barrow pit. From this point, the Bond prospect workings are accessed by walking approximately 0.3 mi northwest of the gravel pit (follow the ridge containing the gravel pit northwest to the occurrence).

Locally, cliff areas are rugged and precipitous, with overall property elevations ranging from 1,650 feet on the eastern edge of the claim block to over 3,200 feet on its western edge. Snow cover masks part of the area in the winter, with hot, dry conditions prevailing during summer months.

Spokane, Washington, located approximately 80 miles from the Bond Uranium Prospect, is a fully-serviced community of approximately 191,000 people (estimated 2003). Amenities in Spokane, Washington and the surrounding area include police, hospitals, groceries, fuel, hardware and other necessary items. Drilling companies are present in the area and assay facilities are located in Spokane, Washington.



                     [GRAPHIC SHOWING THE PROPERTY GEOLOGY]





PHYSIOGRAPHY

The prevailing terrain in the general area of the Bond prospect and surroundings is mostly cliff and bench topography, which is an expression of the gently easterly dipping mantling metamorphic core complex rocks hosting the property. Outcrops of the host metamorphic rocks are plentiful in cliff exposures, but are scattered on and along benches, which have developed parallel to the foliation/bedding of the metamorphic rocks and have been scoured by Pleistocene glacial action. Locally, cliff areas are rugged and precipitous, with overall property elevations ranging from 1,650 feet on the eastern edge of the claim block to over 3,200 feet on its western edge. Pine and fir forest cover exists with scattered understory at higher elevations and is mixed with grass cover at lower elevations.

                   [GRAPHIC SHOWING THE PROPERTY TOPOGRAPHY]




HISTORY

The Bond Uranium Prospect is the largest known uranium occurrence in the Nancy Creek Uranium district. The prospect was discovered during the uranium boom of the 1950's, with the first mention of it contained in U.S. Atomic Energy Commission Preliminary Reconnaissance Report NW-23.

The occurrence was originally discovered and worked by Northwest Prospectors in the mid 1950's. It comprises a 25- by 25- by 6-foot main pit containing broken blocks and rubble of uraniferous protomylonite, numerous small shallow prospect pits and holes southeast of the main pit, and a 100- by 8- by 4-foot slusher trench extending from the east end of the pit down slope to a flat below the prospect. All of the workings and prospect pits are aligned along a N30(Degree)W trend within the anomalously radioactive horizon that forms the bench where the prospect exists.

During the late 1970's, the Bond Uranium Prospect was revisited and further evaluated as part of a larger study concerning the uranium potential of the Okanogan, Washington 2 Degree Quadrangle. This study was conducted by Bendix Field Engineering Corporation (BFEC) for the U.S. Department of Energy's (USDOE)

National Uranium Resource Evaluation (NURE) Program. During this study, the Bond was identified by the results of a detailed helicopter-supported airborne radiometric survey of the area, which showed the prospect to be part of a much larger anomalously radioactive zone extending northwest and southeast along the trend of the prospect for over a mile in length. Follow-up field work, i.e., mapping, rock-chip sampling, hand-held scintillometer surveying, was conducted over part of the prospect by BFEC personnel to ground-truth the prospect for the USDOE.

Previous work completed in the area is helpful as it provides some indication as to the type, grades and location of possible prospects present in the area, though there is no guarantee the previous work will result in any exploitable uranium deposits on our claim.

REGIONAL GEOLOGY

The Bond Uranium Prospect lies on the eastern flank of the Kettle dome, one of three metamorphic core complexes known to exist in Washington State (Coney and Reynolds, 1980). The Kettle dome occupies the area roughly between lat 48(Degree) 25' and 49(Degree) 00' N. and long 118(Degree) 10' and 118(Degree) 30' W. (Fig. 1). The dome, composed of a synorogenic plutonic core and overlying mantling metamorphic rocks favorable to host uranium deposits, is one of 25 metamorphic core complexes that lie between southern Canada and northwestern Mexico (Davis and Coney, 1979). Specifically, the Kettle dome is in the southeastern part of the Omineca crystalline belt, a north-trending orogenic province in Washington State and British Columbia that contains the Shuswap (Monashee Group) metamorphic terrane.

PROPERTY GEOLOGY AND MINERALIZATION

The Bond Uranium Prospect occurs as workings developed within a gently northeast-dipping, northwest-striking felsic quartz-feldspar protomylonite horizon comprising a relatively flat bench on the lower part of the east flank of Bisbee Mountain. The protomylonite is coarse to very coarse-grained, quartz monzonite to quartz diorite in composition, and where exposed, occurs mostly as a tabular (probable sheetlike) body over 100-feet long and 3- to 5-feet thick. The body is nearly flat lying, mimicking the topography of the bench it composes, and is parallel to the foliation of the enclosing host rocks. Barlow
(1958) describes the uranium mineralization as being associated with pegmatite sills, however work by Bernardi and others (1982) shows a strong positive correlation between concentrations of uranium and the amount of apatite in the rock, suggesting a phosphorous-rich sedimentary horizon or protolith for the uranium mineralization.

Garnet-and apatite-rich bands, some biotite lenses and masses, and limonite stained areas in the protomylonite are sites of high radioactivity (3,500 cps to 10,000 cps). Radioactive minerals identified include uraninite as separate grains and as inclusions in apatite and garnet, beta-uranophane and meta-autunite secondaries, and elongate black crystals of allanite. Broken material and rubble in the main pit area averages 35 to 40 times normal background radioactivity.

COMPETITION

We do not compete directly with anyone for the exploration or removal of uranium from our property as we hold all interest and rights to the claim. Recently, the market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States, India and other jurisdictions. Therefore, we will likely be able to sell any uranium that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies and equipment that we may need to conduct phase 2 of the exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Ferry County, State of Washington are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings. The regulatory bodies that directly regulate our activities are the Bureau of Land Management and the National Forest Service, among others.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $5,000 for the geology report.

NUMBER OF EMPLOYEES

Our only employees are our officers, Craig Lindsay and Sean Mitchell. Mr. Lindsay currently devotes approximately 10 hours per week to company matters and Mr. Mitchell currently devotes 10 hours per week. Both will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 1A.  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING KNOWN RISKS AND UNCERTAINTIES IN ADDITION TO OTHER INFORMATION IN THIS REPORT IN EVALUATING OUR COMPANY. OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED DUE TO ANY OF THE FOLLOWING KNOWN RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

ESTIMATES OF MINERALIZED MATERIAL ARE FORWARD-LOOKING STATEMENTS INHERENTLY SUBJECT TO ERROR. ALTHOUGH RESOURCE ESTIMATES REQUIRE A HIGH DEGREE OF ASSURANCE IN THE UNDERLYING DATA WHEN THE ESTIMATES ARE MADE, UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS CAN HAVE SIGNIFICANT ADVERSE OR POSITIVE IMPACTS ON THE ESTIMATES. ACTUAL RESULTS WILL INHERENTLY DIFFER FROM ESTIMATES. THE UNFORESEEN EVENTS AND UNCONTROLLABLE FACTORS INCLUDE: GEOLOGIC UNCERTAINTIES INCLUDING INHERENT SAMPLE VARIABILITY, METAL PRICE FLUCTUATIONS, VARIATIONS IN MINING AND PROCESSING PARAMETERS, AND ADVERSE CHANGES IN ENVIRONMENTAL OR MINING LAWS AND REGULATIONS. THE TIMING AND EFFECTS OF VARIANCES FROM ESTIMATED VALUES CANNOT BE ACCURATELY PREDICTED.

WE HAVE NOT IDENTIFIED ANY MINERAL RESERVES OR RESOURCES AND DUE TO THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves. The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of uranium. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE ARE A MINERAL EXPLORATION COMPANY WITH A LIMITED OPERATING HISTORY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We are a mineral exploration company. We have never earned any revenues and we have never been profitable. Prior to completing exploration on our claims, we may incur increased operating expenses without realizing any revenues from those claims. There are numerous difficulties normally encountered by mineral exploration companies, and these companies experience a high rate of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INVOLVED OR AFFILIATED WITH OTHER RESOURCE EXPLORATION COMPANIES, THEY MAY HAVE CONFLICTS OF INTEREST WITH US.

Each of our current officers and directors is involved or affiliated with one or more other resource exploration companies. Since October 2005 Mr. Lindsay has been the President & CEO of Magnum Uranium Corp., a publicly-traded company involved in the exploration and development of uranium projects. From April 2007, Mr. Lindsay has been the CEO, CFO, President and Director of Otis Capital Corp., a publicly-traded "Capital Pool Company". From June 2007 Mr. Mitchell has been a director of Otis Capital Corp., a publicly-traded "Capital Pool Company". As a result of these relationships, they may have or may develop conflicts of interest with us.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS PLAN WILL FAIL.

Our current operating funds are estimated to be sufficient to complete our business plan for the next twelve months. However, we will need to obtain financing in order to complete the second phase of exploration (to the extent it is warranted). As of April 30, 2008, we had cash on hand of $28,398.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were incorporated on March 14, 2007, and we do not have a history of earnings. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

OUR FAILURE TO MAKE REQUIRED ANNUAL CLAIM MAINTENANCE EPAYMENTS COULD CAUSE US TO LOSE TITLE TO OUR CLAIMS AND INTERESTS.

In order to maintain the title to the claim, claim owners are required to make an annual payment to the Bureau of Land Management for each claim. Failure to make these payments on a timely basis could result in the loss of title to the claims.

OUR BUSINESS COULD BE HARMED IF WE LOSE THE SERVICES OF OUR KEY PERSONNEL.

Our business and mineral exploration programs depend upon our ability to employ the services of geologists, accountants and other experts. At this time, our business is managed primarily by two officers. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and other businesses. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place.

BECAUSE OUR OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATION, CAUSING OUR BUSINESS TO FAIL.

Currently, all of our officers are involved with other mineral exploration companies. Therefore, none of our officers is able to devote substantially all of his business time and effort to us. Our officers presently possess adequate time to attend to our interests. In the future, our management will use their best efforts to devote sufficient time to the management of our business and affairs and, provided additional staff may be retained on acceptable terms, to engage additional officers and other staff should additional personnel be required. However, it is possible that our demands on our management's time could increase to such an extent that they come to exceed our management's available time, or that additional qualified personnel cannot be located and retained on commercially reasonable terms. This could negatively impact our business development.

BECAUSE OF THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves. The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of uranium. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot, or may elect not, to insure. We currently have no such insurance, but our management intends to periodically review the availability of commercially reasonable insurance coverage. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets.

IF WE ARE UNABLE TO ENGAGE PROFESSIONAL CONTRACTORS TO COMPLETE THE EXPLORATION WORK OUR BUSINESS WILL FAIL.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program and the competition for the services of this personnel is intense. If we experience difficulties in engaging professional contractors to carry out the exploration program this could cause delays which would cause us financial hardship which could result in the failure of our business.

IF WE CONFIRM COMMERCIAL CONCENTRATIONS OF URANIUM OR OTHER MINERALS ON OUR CLAIMS AND INTERESTS, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY BRING THOSE CLAIMS OR INTERESTS INTO COMMERCIAL PRODUCTION.

If our exploration programs are successful in confirming deposits of commercial tonnage and grade, we will require additional funds in order to place the claims and interests into commercial production. This may occur for a number of reasons, including because of regulatory or permitting difficulties, because we are unable to obtain any adequate funds or because we cannot obtain such funds on terms that we consider economically feasible.

BECAUSE ACCESS TO MOST OF OUR PROPERTIES IS OFTEN RESTRICTED BY INCLEMENT WEATHER, OUR EXPLORATION PROGRAMS ARE LIKELY TO EXPERIENCE DELAYS.

Access to our claims may be restricted due to their remote locations and because of weather conditions. Locally, cliff areas are rugged and precipitous, with overall property elevations ranging from 1,650 feet on the eastern edge of the claim block to over 3,200 feet on its western edge. Snow cover masks part of the area in the winter. As a result, any attempts to visit, test, or explore the property are generally limited to those periods when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production efforts in the event that commercial amounts of minerals are found. This could cause our business to fail.

AS WE UNDERTAKE EXPLORATION OF OUR CLAIMS AND INTERESTS, WE WILL BE SUBJECT TO COMPLIANCE OF GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations in force in the jurisdictions where our claim is located, and these laws and regulations may change over time. In order to comply with these regulations, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land. While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that the budgeted amounts are inadequate.

DUE TO EXTERNAL MARKET FACTORS IN THE MINING BUSINESS, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND.

The mining industry, in general, is intensely competitive. Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection. The exact effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MARKET PRICES OF URANIUM AND OTHER MINERALS.

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals. Recently, the market price of uranium has increased due in large measure to projections as to the number of new nuclear energy plants that will be constructed in China, the United States, India and other jurisdictions. A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy.
 Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common stock and our ability to pursue and implement our business plan.

ITEM 2. PROPERTIES

We currently utilize office space provided at no cost to Yellow Hill Energy Inc. by Craig Lindsay, our president. The premises are located at #350-409 Granville Street, Vancouver, BC Canada V6C 1T2. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended April 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol "YLOH.OB". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Yellow Hill Energy had 23 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

Our net loss for the years ended April 30, 2008 and 2007 were $16,112 and $15,890, respectively. Our net loss from inception (March 14, 2007) through April 30, 2008 was $32,002. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at April 30, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2008 was $28,398. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through April 30, 2008, the Company had no potentially dilutive securities.

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting

Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 25, 2007. Our 12 month budget is based on operations which will be funded by the $45,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of a comprehensive exploration program of the claim block, consisting of conventional prospecting/field work that includes geologic and structural mapping (including detailed structural analysis), rock-chip sampling, a ground-based scintillometer survey, and geochemical work to better define the extent and boundaries of the phosphate-rich horizon that contains the associated uranium mineralization.

In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $13,000 on professional fees, including fees payable in connection with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $28,000.

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

                                                                 Estimated Cost (US$)   Subtotal (US$)
                                                                 --------------------   --------------
                                 PHASE I

Geologic  mapping, rock chip sampling & scintillometer
survey traverses (15 days @ $500/day)                                   $7,500
Geochemical analysis U + 31 element ICP, 100 samples @
$30/sample                                                              $3,000
Data evaluation, interpretation and report preparation (6 days)         $3,000
10% contingency allowance                                               $1,500             $15,000

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

We have experienced delays due to difficulties in engaging professional contractors to commence Phase I of the exploration program. We anticipate commencing Phase 1 of the exploration program on the claim in early summer 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned Phase I exploration program.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Subject to financing and the success of Phase 1, we anticipate commencing the second phase of our exploration program in late fall 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned Phase II exploration program. We will require additional funding to proceed with any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

The Bond Uranium Prospect may not provide sufficient geological evidence necessary to continue exploration work. As such we may begin to seek additional resource based exploration and development opportunities. There can be no assurances that there will be other resource based exploration and development business opportunities available. In our efforts to enhance shareholder value, we may seek additional opportunities in different industry sectors. There are no certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Yellow Hill Energy, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Yellow Hill Energy, Inc. (An Exploration Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and since inception on March 14, 2007 through April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Hill Energy, Inc. (A Development Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and since inception on March 14, 2007 through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $32,002 and has commenced limited operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
May 22, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                     April 30,          April 30,
                                                                       2008               2007
                                                                     --------           --------
                                                                     (Audited)          (Audited)
                                   A S S E T S
CURRENT ASSETS
  Cash                                                               $ 28,398           $  5,760
                                                                     --------           --------
      Total Current Assets                                             28,398              5,760
                                                                     --------           --------

      Total  Assets                                                  $ 28,398           $  5,760
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                400              6,650
                                                                     --------           --------
      Total Current Liabilities                                           400              6,650
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                             30,000             15,000
Additional Paid-in-Capital                                             30,000                 --
Deficit accumulated during exploration stage                          (32,002)           (15,890)
                                                                     --------           --------
      Total Stockholders' Equity                                       27,998               (890)
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 28,398           $  5,760
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                            March 14, 2007
                                                            Year Ended                   (Date of inception)
                                                 ---------------------------------             through
                                                  April 30,             April 30,             April 30,
                                                    2008                  2007                  2008
                                                 -----------           -----------           -----------
                                                  (Audited)             (Audited)             (Audited)
REVENUES:
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
      Total Revenues                                      --                    --                    --
                                                 -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                        --                 8,650                 8,650
    Exploration                                        2,880                 5,000                 7,880
    General and Administrative                         5,382                   740                 6,122
    Professional Fees                                  7,850                 1,500                 9,350
                                                 -----------           -----------           -----------
      Total Expenses                                  16,112                15,890                32,002
                                                 -----------           -----------           -----------

Net loss from Operations                             (16,112)              (15,890)              (32,002)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                    --                    --
                                                 -----------           -----------           -----------

Net Income (Loss) for the period                 $   (16,112)          $   (15,890)          $   (32,002)
                                                 ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share            (0.00)                (0.02)
                                                 -----------           -----------

Weighted Average number of Common Shares          26,229,508               957,446
                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
        For the period from March 14, 2007 (inception) to April 30, 2008
                       (Audited-Expressed in U.S. Dollars)

                                                                                          Accumulated
                                                                                            Deficit
                                                                                            During
                                                                  $0.001      Paid-In     Exploration   Stockholders'
                                                   Shares       Par Value     Capital        Stage         Equity
                                                   ------       ---------     -------       -------        ------
Balance, March 14, 2007 (Date of Inception)              --      $    --      $    --      $     --       $     --

Stock Issued for cash at $0.001 per share
 on April 28, 2007                               15,000,000       15,000           --            --         15,000

Net Loss for the Period                                  --           --           --       (15,890)       (15,890)
                                                 ----------      -------      -------      --------       --------

Balance, April 30, 2007 (Audited)                15,000,000       15,000           --       (15,890)          (890)

Stock Issued for cash at $0.003 per share
 on July 31, 2007                                15,000,000       15,000       30,000            --         45,000

Net Loss for the Period                                  --           --           --       (16,112)       (16,112)
                                                 ----------      -------      -------      --------       --------

Balance, April 30, 2008                          30,000,000      $30,000      $30,000      $(32,002)      $ 27,998
                                                 ==========      =======      =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                           Period from
                                                               Year Ended                 March 14, 2007
                                                       ----------------------------   (Date of inception) to
                                                       April 30,          April 30,          April 30,
                                                         2008               2007               2008
                                                       --------           --------           --------
                                                       (Audited)          (Audited)          (Audited)
OPERATING ACTIVITIES:
  Net Loss                                             $(16,112)          $(15,890)          $(32,002)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --              8,650              8,650
     Accounts Payable and Accrued Liabilities            (6,250)             6,650                400
                                                       --------           --------           --------
Net Cash Used in Operating Activities                   (22,362)              (590)           (22,952)
                                                       --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                          --             (8,650)            (8,650)
                                                       --------           --------           --------
Net Cash Used in Investing Activities                    (8,650)            (8,650)
                                                       --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                           45,000             15,000             60,000
                                                       --------           --------           --------
Net Cash Provided from Financing Activities              45,000             15,000             60,000
                                                       --------           --------           --------

Increase (decrease) in Cash                              22,638              5,760             28,398
                                                       --------           --------           --------

Cash, Beginning of the period                             5,760                 --                 --
                                                       --------           --------           --------

Cash, End of the period                                $ 28,398           $  5,760           $ 28,398
                                                       ========           ========           ========
Supplemental Information:
  Taxes paid                                           $     --           $     --           $     --
                                                       ========           ========           ========

  Interest paid                                        $     --           $     --           $     --
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

The Company has filed a form SB-2 Registration Statement in connection with a prospectus offering completed during the period of 15,000,000 shares of the Company's common stock at a price of $0.003 per share for gross proceeds of $45,000.

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

GOING CONCERN - The Company has incurred net losses of approximately $32,002 for the period from March 14, 2007 (Date of Inception) through April 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is April 30.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through April 30, 2008, the Company had no potentially dilutive securities.

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of April 30, 2008, the Company does not own any property and/or equipment.

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

To April 30, 2008 there have been no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of April 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of April 30, 2008, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Yellow Hill Energy Inc., whose one year terms will expire on 04/30/09, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address            Age    Position     Date First Elected    Term Expires
--------------            ---    --------     ------------------    ------------
Craig Lindsay             42     President,         3/15/07            4/30/09
#350-409 Granville St.           CEO, CFO
Vancouver, BC                    Director
Canada V6C 1T2

Sean Mitchell             41     Secretary,         3/15/07            4/30/09
2986 W. 30th Avenue              Treasurer,
Vancouver, BC                    Director
Canada V6L 1Z4

The foregoing persons are promoters of Yellow Hill Energy, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Lindsay currently devotes 10 hours per week to company matters. Mr. Mitchell currently devotes 10 hours per week to company matters. Both intend to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

CRAIG LINDSAY has been our President, CEO, CFO and Director since inception. He has 18 years experience in corporate finance, investment banking and business development in both North America and Asia. From April 2007, Mr. Lindsay has been the CEO, CFO, President and Director of Otis Capital Corp., a publicly-traded "Capital Pool Company". Since October 2005 he has been the President & CEO of Magnum Uranium Corp., a publicly-traded company involved in the exploration and development of uranium projects. From August 2001 to September 2006, he was a Vice President in the Corporate Finance and Investment Banking Group at PricewaterhouseCoopers LLP. From October 1995 to January 2001 he was a Partner with The Pacific Rim Group, a merchant banking and financial advisory firm headquartered in Hong Kong. Mr. Lindsay has a Bachelor of Commerce from the University of British Columbia (1989), a Masters of Business Administration from Dalhousie University (1993) and is a Chartered Financial Analyst.

SEAN MITCHELL has been our Secretary and Director since inception. Since graduating from the University of British Columbia in 1989 with a Bachelor of Commerce Degree (Finance Major), Sean has developed extensive experience in a diverse range of business developments, including commercial real estate salesman for Royal Lepage Commercial Inc. from January 1995 to December 1996. Royal Lepage Commercial Inc. was a real estate brokerage firm with offices across Canada and a focus on commercial real estate sales and leasing. From March 1997 to December 1999 he was an Associate with The Pacific Rim Group, a merchant banking and financial advisory firm headquartered in Hong Kong. From November 2001 to July 2003, he worked for Leone International Marketing Inc., a private fashion retailer. From May 2002 to October 2006 Sean was an officer of FII International Inc., a publicly-traded Nevada corporation, that provides online fashion services. From April 2006 to May 2008, Sean was an officer and director of Mattmar Minerals Inc., a publicly-traded Nevada exploration corporation. From June 2007 Mr. Mitchell has been a director of Otis Capital Corp., a publicly-traded "Capital Pool Company"

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Craig           2008     0         0           0            0          0            0             0         0
Lindsay CEO     2007     0         0           0            0          0            0             0         0
& President


Sean            2008     0         0           0            0          0            0             0         0
Mitchell        2007     0         0           0            0          0            0             0         0
Secretary


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Craig          0              0              0           0           0           0            0           0            0
Lindsay

Sean
Mitchell       0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Craig Lindsay        0         0           0            0                0               0            0

Sean Mitchell        0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officers.

On April 27, 2006, a total of 15,000,000 shares of common stock were issued to Mr. Lindsay and Mr. Mitchell (7,500,000 each) in exchange for cash in the amount of $15,000 U.S., or $.001 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 15,000,000 shares were valued at par ($0.001) and purchased for $15,000 in cash.

Mr. Lindsay currently devotes approximately 10 hours per week to the affairs of the company and Mr. Mitchell currently devotes approximately 10 hours per week. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Yellow Hill Energy voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

         Name and Address                  No. of            Percentage
     of Beneficial Owner (1)               Shares           of Ownership:
     -----------------------               ------           -------------

     Craig Lindsay                       7,500,000               25%
     Sean Mitchell                       7,500,000               25%

     All Officers and
     Directors as a Group
     (2 persons)                         15,000,000              50%

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Lindsay and Mr. Mitchell were not paid for any underwriting services that they performed on our behalf with respect to our recent offering. They will also not receive any interest on any funds that they may advance to us for operating expenses.

On April 27, 2007, a total of 15,000,000 shares of Common Stock were issued to Mr. Lindsay and Mr. Mitchell (7,500,000 each) in exchange for $15,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officers and directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,500, for tax services were $Nil and for other services were $Nil during the year ended April 30, 2008.

The total fees charged to the company for audit services were $5,400, for tax services were $Nil and for other services were $Nil during the year ended April 30, 2007.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

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

----------
* Incorporated by reference and can be found in our original Form SB-2 Registration Statement, filed under SEC File Number 333-143626, at the SEC website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2008                       Yellow Hill Energy Inc., Registrant


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


/s/ Craig Lindsay                                                  June 26, 2008
-------------------------------------                              -------------
Craig Lindsay, President & Director                                    Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)


/s/ Sean Mitchell                                                  June 26, 2008
-------------------------------------                              -------------
Sean Mitchell, Secretary & Director                                    Date