Form 10-Q
period 2008-07-31
Yellow Hill Energy Inc.
filed 2008-09-04
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

                        Commission file number 333-143626


                             YELLOW HILL ENERGY INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            350-409 Granville Street
                              Vancouver, BC V6C 1T2
         (Address of principal executive offices, including zip code.)

                     Phone (604) 696-2711 Fax (604) 683-2506
                     (Telephone number, including area code)

                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                     Phone (619) 475-7882 Fax (619) 789-6262
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of August 27, 2008.

ITEM 1. FINANCIAL STATEMENTS

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                     July 31,           April 30,
                                                                       2008               2008
                                                                     --------           --------
                                                                                        (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 24,863           $ 28,398
                                                                     --------           --------
      Total Current Assets                                             24,863             28,398
                                                                     --------           --------

      Total  Assets                                                  $ 24,863           $ 28,398
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                400                400
                                                                     --------           --------

      Total Current Liabilities                                           400                400
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                             30,000             30,000
Additional Paid-in-Capital                                             30,000             30,000
Deficit accumulated during exploration stage                          (35,537)           (32,002)

      Total Stockholders' Equity                                       24,463             27,998
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 24,863           $ 28,398
                                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                                   Period from
                                                                                                  March 14, 2007
                                                     Three Months           Three Months        (Date of inception)
                                                        Ended                  Ended                 through
                                                       July 31,               July 31,               July 31,
                                                         2008                   2007                   2008
                                                     ------------           ------------           ------------
REVENUES:
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
      Total Revenues                                           --                     --                     --
                                                     ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                             --                     --                  8,650
    Exploration                                                --                     --                  7,880
    General and Adminstrative                                 535                  1,716                  6,657
    Professional Fees                                       3,000                  3,350                 12,350
                                                     ------------           ------------           ------------
      Total Expenses                                        3,535                  5,066                 35,537
                                                     ------------           ------------           ------------

      Net loss from Operations                             (3,535)                (5,066)               (35,537)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --                     --
                                                     ------------           ------------           ------------

      Net Income (Loss) for the period               $     (3,535)          $     (5,066)          $    (35,537)
                                                     ============           ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                        30,000,000             15,000,000
                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
         For the period from March 14, 2007 (inception) to July 31, 2008
                           (Expressed in U.S. Dollars)

                                                                   $0.001        Paid-In       Accumulated    Stockholders'
                                                    Shares        Par Value      Capital         Deficit         Equity
                                                    ------        ---------      -------         -------         ------
Balance, March 14, 2007 (Date of Inception)               --      $     --       $     --       $      --       $     --

Stock Issued for cash at $0.001 per share         15,000,000        15,000             --              --         15,000
 on April 28, 2007

Net Loss for the Period                                   --            --             --         (15,890)       (15,890)
                                                 -----------      --------       --------       ---------       --------

Balance, April 30, 2007                           15,000,000        15,000             --         (15,890)          (890)

Stock Issued for cash at $0.003 per share         15,000,000        15,000         30,000              --         45,000
 on July 31, 2007

Net Loss for the Period                                   --            --             --         (16,112)       (16,112)
                                                 -----------      --------       --------       ---------       --------

Balance, April 30, 2008                           30,000,000        30,000         30,000         (32,002)        27,998

Net Loss for the Period                                   --            --             --          (3,535)        (3,535)
                                                 -----------      --------       --------       ---------       --------

Balance, July 31, 2008                           $30,000,000      $ 30,000       $ 30,000       $ (35,537)      $ 24,463
                                                 ===========      ========       ========       =========       ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                 Period from
                                                   For the Three        For the Three           March 14, 2007
                                                   Months Ended         Months Ended       (Date of inception) to
                                                      July 31,             July 31,                July 31,
                                                       2008                 2007                    2008
                                                     --------             --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (3,535)            $ (5,066)               $(35,537)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of mineral property                       --                   --                   8,650
      Accounts Payable and Accrued Liabilities             --                1,000                     400
                                                     --------             --------                --------
Net Cash Provided from Operating Activities            (3,535)              (4,066)                (26,487)
                                                     --------             --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                        --                   --                  (8,650)
                                                     --------             --------                --------
Net Cash Used in Investing Activities                      --                   --                  (8,650)
                                                     --------             --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --               45,000                  60,000
                                                     --------             --------                --------
Net Cash Provided from Financing Activities                --               45,000                  60,000
                                                     --------             --------                --------

Increase (decrease) in Cash                            (3,535)              40,934                  24,863
                                                     --------             --------                --------

Cash, Beginning of the period                          28,398                5,760                      --
                                                     --------             --------                --------

Cash, End of the period                              $ 24,863             $ 46,694                $ 24,863
                                                     ========             ========                ========
Supplemental Information:
  Taxes paid                                         $     --             $     --                $     --
                                                     ========             ========                ========

  Interest paid                                      $     --             $     --                $     --
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

The Company completed its prospectus offering of 15,000,000 shares of the Company's common stock at a price of $0.003 per share for gross proceeds of $45,000 on July 31, 2007.

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

GOING CONCERN - The Company has incurred net losses of approximately $35,537 for the period from March 14, 2007 (Date of Inception) through July 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For all periods presented from March 14, 2007 (Date of Inception) through July 31, 2008, the Company had no potentially dilutive securities.

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

                             YELLOW HILL ENERGY INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of July 31, 2008, the Company does not own any property and/or equipment.

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

To July 31, 2008 there have been no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of July 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of July 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $3,535 for the three month period ended July 31, 2008. For the same period in 2007 our operating expenses were $5,066. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through July 31, 2008 was $35,537.

In their report on our audited financial statements as at April 30, 2008, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period from the date of incorporation through July 31, 2008.

                     Balance Sheet Data:           7/31/08
                     -------------------           -------

                     Cash                          $24,863
                     Total assets                  $24,863
                     Total liabilities             $   400
                     Shareholders' equity          $24,463

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2008 was $24,863. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results, a lack of available financial resources or a lack of mineral exploration results.

PLAN OF OPERATION

Our registration statement became effective on June 25, 2007. Our 12 month budget is based on operations which will be funded by the $45,000 raised through our offering.

The completed fieldworks of the Phase I of the exploration program do not appear to indicate an economically viable mineral deposit and as a result, we have decided to not renew the Company's "Bond Uranium Prospect" federal lode mining claims which were assigned U.S. Bureau of Land Management ORMC nos. 161450 through 161471 in the name of Yellow Hill Energy, Inc..

We will look for other potential business opportunities that might be available to the Company. Our management will begin analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to continue in mineral exploration, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business are not good.

We will be focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our exploration efforts. We are uncertain about our continued ability to raise funds. Further, we believe that our Company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

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

September 4, 2008                   Yellow Hill Energy Inc., Registrant


                                        /s/ Craig Lindsay
                                        ----------------------------------------
                                    By: Craig Lindsay
                                        (Chief Executive Officer & Director)


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


/s/ Craig Lindsay                                       September 4, 2008
-------------------------------------                   -----------------
Craig Lindsay, President & Director                            Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)


/s/ Sean Mitchell                                       September 4, 2008
-------------------------------------                   -----------------
Sean Mitchell, Secretary & Director                            Date