Form 10-Q
period 2008-10-31
Yellow Hill Energy Inc.
filed 2008-12-03
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                        Commission file number 333-143626


                             YELLOW HILL ENERGY INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

            10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong (Address of principal executive offices, including zip code)

                                  852 2521 5455
                     (Telephone number, including area code)

                             Karen A. Batcher, Esq.
                             Synergen Law Group, APC
                            44 Otay Lakes Road, #143
                             Chula Vista, CA 91910
                      Tel: 619.475.7882 Fax: 619.512.5184
            (Name, address and telephone number of agent for service)

                 350-409 Granville Street, Vancouver, BC V6C 1T2
                 (Former Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of November 25, 2008

ITEM 1. FINANCIAL STATEMENTS

                             YELLOW HILL ENERGY INC
                          (A Development Stage Company)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)


                                                                    October 31,         April 30,
                                                                       2008               2008
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 22,943           $ 28,398
                                                                     --------           --------
      Total Current Assets                                             22,943             28,398
                                                                     --------           --------

      Total  Assets                                                  $ 22,943           $ 28,398
                                                                     ========           ========

                              L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                 --                400
                                                                     --------           --------

      Total Current Liabilities                                            --                400
                                                                     --------           --------

                     S T O C K H O L D E R S ' E Q U I T Y Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                             30,000             30,000
Additional Paid-in-Capital                                             30,000             30,000
Deficit accumulated during exploration stage                          (37,057)           (32,002)
                                                                     --------           --------
      Total Stockholders' Equity                                       22,943             27,998
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 22,943           $ 28,398
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                          (A Development Stage Company)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                                Period from
                                                                                                               March 14, 2007
                                              Three Months    Three Months     Six Months      Six Months   (Date of inception)
                                                 Ended           Ended           Ended           Ended            through
                                               October 31,     October 31,     October 31,     October 31,       October 31,
                                                  2008            2007            2008            2007              2008
                                               -----------     -----------     -----------     -----------       -----------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
  Revenues                                     $        --     $        --     $        --     $        --       $        --
                                               -----------     -----------     -----------     -----------       -----------

      Total Revenues                                    --              --              --              --                --
                                               -----------     -----------     -----------     -----------       -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                      --              --              --           8,650                --
    Exploration                                      2,880              --           2,880           7,880                --
    General and Administrative                       1,080           1,615           2,796           7,737             1,080
    Professional Fees                                1,500           3,440           4,850          12,790               440
                                               -----------     -----------     -----------     -----------       -----------

      Total Expenses                                 5,460           5,055          10,526          37,057             1,520
                                               -----------     -----------     -----------     -----------       -----------

Net loss from Operations                            (5,460)         (5,055)        (10,526)        (37,057)           (1,520)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                    --              --              --              --                --
                                               -----------     -----------     -----------     -----------       -----------

      Net Income (Loss) for the period         $    (5,460)    $    (5,055)    $   (10,526)    $   (37,057)      $    (1,520)
                                               ===========     ===========     ===========     ===========       ===========

Basic and Diluted Earnings Per Common Share          (0.00)          (0.00)          (0.00)          (0.00)
                                               -----------     -----------     -----------     -----------

Weighted Average number of Common Shares
 used in per share calculations                 30,000,000      30,000,000      22,500,000      30,000,000
                                               ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
       For the period from March 14, 2007 (inception) to October 31, 2008
                           (Expressed in U.S. Dollars)

                                                                                               Accumulated
                                                                                                 Deficit
                                                                                                 During
                                                                   $0.001        Paid-In       Development    Stockholders'
                                                    Shares        Par Value      Capital          Stage          Equity
                                                    ------        ---------      -------         -------         ------
Balance, March 14, 2007 (Date of Inception)               --      $     --       $     --       $      --       $     --

Stock Issued for cash at $0.001 per share         15,000,000        15,000             --              --         15,000
 on April 28, 2007

Net Loss for the Period                                   --            --             --         (15,890)       (15,890)
                                                 -----------      --------       --------       ---------       --------

Balance, April 30, 2007                           15,000,000        15,000             --         (15,890)          (890)

Stock Issued for cash at $0.003 per share         15,000,000        15,000         30,000              --         45,000
 on July 31, 2007

Net Loss for the Period                                   --            --             --         (16,112)       (16,112)
                                                 -----------      --------       --------       ---------       --------

Balance, April 30, 2008                           30,000,000        30,000         30,000         (32,002)        27,998

Net Loss for the Period                                   --            --             --          (5,055)        (5,055)
                                                 -----------      --------       --------       ---------       --------

Balance, October 31, 2008                         30,000,000      $ 30,000       $ 30,000       $ (37,057)      $ 22,943
                                                 ===========      ========       ========       =========       ========

   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                          (A Development Stage Company)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                       For the              For the             Period from
                                                      Six Months           Six Months         March 14, 2007
                                                        Ended                Ended         (Date of inception) to
                                                      October 31,          October 31,          October 31,
                                                         2008                 2007                 2008
                                                       --------             --------             --------
                                                      (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (5,055)            $(10,526)            $(37,057)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                   --                8,650
     Accounts Payable and Accrued Liabilities              (400)              (6,500)                  --
                                                       --------             --------             --------
Net Cash Provided from Operating Activities              (5,455)             (17,026)             (28,407)
                                                       --------             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                          --                   --               (8,650)
                                                       --------             --------             --------
Net Cash Used in Investing Activities                        --                   --               (8,650)
                                                       --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                               --               45,000               60,000
                                                       --------             --------             --------
Net Cash Provided from Financing Activities                  --               45,000               60,000
                                                       --------             --------             --------

Increase (decrease) in Cash                              (5,455)             (27,974)              22,943
                                                       --------             --------             --------

Cash, Beginning of the period                            28,398                5,760                   --
                                                       --------             --------             --------

Cash, End of the period                                  22,943             $ 33,734             $ 22,943
                                                       ========             ========             ========

Supplemental Information:
  Taxes paid                                           $     --             $     --             $     --
                                                       ========             ========             ========

  Interest paid                                        $     --             $     --             $     --
                                                       ========             ========             ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS

THE COMPANY'S HISTORY - Yellow Hill Energy Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Yellow Hill Energy") was incorporated in the State of Nevada on March 14, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company completed its prospectus offering of 15,000,000 shares of the Company's common stock at a price of $0.003 per share for gross proceeds of $45,000 on July 31, 2007. The Company acquired mineral claims during the initial period ending April 30, 2007. During the period ending July 31, 2008, the Company did not renew their mineral claims.

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008 we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our company. Our board of directors now consists of Jay Jhaveri.

On September 9, 2008 the Company moved our operations to 10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong and Jay Jhaveri performs all our corporate and administrative operations.

THE COMPANY TODAY - The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008 we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our company. Jay Jhaveri performs all our corporate and administrative operations. Our board of directors now consists of Jay Jhaveri.

                             YELLOW HILL ENERGY INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements


NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the period ended October 31, 2008 is not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues.

We incurred operating expenses of $1,520 for the three month period ended October 31, 2008. For the same period in 2007 our operating expenses were $5,460. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through October 31, 2008 was $37,057.

In their report on our audited financial statements as at April 30, 2008, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period from the date of incorporation through October 31, 2008.

                     Balance Sheet Data:           10/31/08
                     -------------------           --------

                     Cash                          $22,943
                     Total assets                  $22,943
                     Total liabilities             $     0
                     Shareholders' equity          $22,943

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at October 31, 2008 was $22,943.

PLAN OF OPERATION

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008 we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our company. Our board of directors consists of Jay Jhaveri.

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

A common reason for a Merger Target to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and
     (ii) costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and director are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officer and director.

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

ITEM 5. OTHER INFORMATION

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008 we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our company.

Our board of director and officer now is Jay Jhaveri.

Mr. Jhaveri has an MBA from London Business School, and speaks six languages, including Hindi, Mandarin and Cantonese. He has worked and lived in eight countries across Asia, Europe and North America.

Mr. Jhaveri has over 11 years of business experience as a successful entrepreneur and technology consultant in a variety of industries including media/entertainment, IT hardware, e-commerce, and financial services. During his career, Mr. Jhaveri has helped many companies establish their presence across Asia.

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

December 2, 2008             Yellow Hill Energy Inc., Registrant


                                 /s/ Jay Jhaveri
                                 -----------------------------------------------
                             By: Jay Jhaveri
                                 (Chief Executive Officer, Secretary & Director)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


/s/ Jay Jhaveri                                               December 2, 2008
-------------------------------------                         ----------------
Jay Jhaveri, President & Director                                   Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)