Form 10-Q
period 2009-01-31
Yellow Hill Energy Inc.
filed 2009-02-27
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of February 24, 2009.

ITEM 1. FINANCIAL STATEMENTS

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                          January 31,         April 30,
                                                             2009               2008
                                                           --------           --------
                                                                             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                     $ 15,185           $ 28,398
                                                           --------           --------
      Total Current Assets                                   15,185             28,398
                                                           --------           --------

      Total  Assets                                        $ 15,185           $ 28,398
                                                           ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                 $     --           $    400
                                                           --------           --------
      Total Current Liabilities                                  --                400
                                                           --------           --------

                             STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                   30,000             30,000
Additional Paid-in-Capital                                   30,000             30,000
Deficit accumulated during exploration stage                (44,815)           (32,002)
                                                           --------           --------
      Total Stockholders' Equity                             15,185             27,998
                                                           --------           --------

      Total Liabilities and Stockholders' Equity           $ 15,185           $ 28,398
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

                             YELLOW HILL ENERGY INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                           Period from
                                                                                                          March 14, 2007
                                        Three Months    Three Months     Nine Months     Nine Months   (Date of inception)
                                           Ended           Ended           Ended           Ended             through
                                         January 31,     January 31,     January 31,     January 31,       January 31,
                                            2009            2008            2009            2008              2009
                                         -----------     -----------     -----------     -----------       -----------
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
  Revenues                               $        --     $        --     $        --     $        --       $        --
                                         -----------     -----------     -----------     -----------       -----------
      Total Revenues                              --              --              --              --                --
                                         -----------     -----------     -----------     -----------       -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                --              --              --              --             8,650
    Exploration                                   --              --              --           2,880             7,880
    General and Administrative                 6,258           1,976           7,873           4,772            13,995
    Professional Fees                          1,500           1,500           4,940           6,350            14,290
                                         -----------     -----------     -----------     -----------       -----------
      Total Expenses                           7,758           3,476          12,813          14,002            44,815
                                         -----------     -----------     -----------     -----------       -----------

      Net loss from Operations                (7,758)         (3,476)        (12,813)        (14,002)          (44,815)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --              --              --              --                --
                                         -----------     -----------     -----------     -----------       -----------

Net Income (Loss) for the period         $    (7,758)    $    (3,476)    $   (12,813)    $   (14,002)      $   (44,815)
                                         ===========     ===========     ===========     ===========       ===========

Basic and Diluted Earnings Per
 Common Share                                  (0.00)          (0.00)          (0.00)          (0.00)
                                         -----------     -----------     -----------     -----------
Weighted Average number of Common
 Shares used in per share calculations    30,000,000      30,000,000      30,000,000      25,000,000
                                         ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from March 14, 2007 (inception) to January 31, 2009
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                            Deficit During
                                                                   $0.001        Paid-In     Exploration     Stockholders'
                                                    Shares        Par Value      Capital        Stage           Equity
                                                    ------        ---------      -------        -----           ------
Balance, March 14, 2007 (Date of Inception)               --      $     --      $     --      $      --       $      --

Stock Issued for cash at $0.001 per share         15,000,000        15,000            --             --          15,000
 on April 28, 2007

Net Loss for the Period                                   --            --            --        (15,890)        (15,890)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2007                           15,000,000        15,000            --        (15,890)           (890)

Stock Issued for cash at $0.003 per share         15,000,000        15,000        30,000             --          45,000
 on July 31, 2007

Net Loss for the Period                                   --            --            --        (16,112)        (16,112)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2008                           30,000,000        30,000        30,000        (32,002)         27,998

Net Loss for the Period                                   --            --            --        (12,813)        (12,813)
                                                 -----------      --------      --------      ---------       ---------

Balance, January 31, 2009                        $30,000,000      $ 30,000      $ 30,000      $ (44,815)      $  15,185
                                                 ===========      ========      ========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                   For the Nine         For the Nine         March 14, 2007
                                                   Months Ended         Months Ended     (Date of inception) to
                                                    January 31,          January 31,          January 31,
                                                       2009                 2008                 2009
                                                     --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(12,813)            $(14,002)            $(44,815)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Impairment of mineral property                        --                   --                8,650
     Accounts Payable and Accrued Liabilities            (400)              (6,500)                  --
                                                     --------             --------             --------
Net Cash Provided from Operating Activities           (13,213)             (20,502)             (36,165)
                                                     --------             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property acquisition cost                        --                   --               (8,650)
                                                     --------             --------             --------
Net Cash Used in Investing Activities                      --                   --               (8,650)
                                                     --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --               45,000               60,000
                                                     --------             --------             --------
Net Cash Provided from Financing Activities                --               45,000               60,000
                                                     --------             --------             --------

Increase (decrease) in Cash                           (13,213)              24,498               15,185
                                                     --------             --------             --------

Cash, Beginning of the period                          28,398                5,760                   --
                                                     --------             --------             --------

Cash, End of the period                              $ 15,185             $ 30,258             $ 15,185
                                                     ========             ========             ========
Supplemental Information:
  Taxes paid                                         $     --             $     --             $     --
                                                     ========             ========             ========

  Interest paid                                      $     --             $     --             $     --
                                                     ========             ========             ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

THE COMPANY'S HISTORY - Yellow Hill Energy Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Yellow Hill Energy") was incorporated in the State of Nevada on March 14, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company completed its prospectus offering of 15,000,000 shares of the Company's common stock at a price of $0.003 per share for gross proceeds of $45,000 on July 31, 2007. The Company acquired mineral claims during the initial period ending April 30, 2007. During the period ended July 31, 2008, the Company did not renew their mineral claims.

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

THE COMPANY TODAY - The Company is currently a developments stage company reporting under the provisions of the Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

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

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the period ended January 31, 2009 is not necessarily indicative of the operating results for the full year.

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

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


NOTE 4 - RELATED PARTY TRANSACTIONS

We currently utilize office space at the office of Axonus Asia Limited, 10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole officer and director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. For the period ending January 31, 2009, Axonus Asia Limited has been paid a total of $3,000 for office rent and corporate services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $7,758 for the three month period ended January 31, 2009. For the same period in 2008 our operating expenses were $3,476. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through January 31, 2009 was $44,815.

In their report on our audited financial statements as of April 30, 2008, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period from the date of incorporation through January 31, 2009.

                 Balance Sheet Data:              1/31/2009
                 -------------------              ---------

                 Cash                              $15,185
                 Total assets                      $15,185
                 Total liabilities                 $     0
                 Shareholders' equity              $15,185

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at January 31, 2009 was $15,185. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results, a lack of available financial resources or a lack of mineral exploration results.

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

February 27, 2009            Yellow Hill Energy Inc., Registrant


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


/s/ Jay Jhaveri                                                February 27, 2009
-------------------------------------                          -----------------
Jay Jhaveri, President & Director                                     Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)