Form 10-K
period 2009-04-30
Yellow Hill Energy Inc.
filed 2009-07-01
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2009

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

            10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong (Address of Principal Executive Offices including Zip Code)

                                  852 2521 5455
                               (Telephone Number)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 23, 2009, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of July 1, 2009.

                             YELLOW HILL ENERGY INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Securities Holders              7

                                  Part II

Item 5.   Market for Registrant's Common Equity & Related Stockholder
          Matters                                                            7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements                                              15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          26
Item 9A.  Controls and Procedures                                           26

                                 Part III

Item 10.  Directors and Executive Officers                                  28
Item 11.  Executive Compensation                                            29
Item 12.  Security Ownership of Certain Beneficial Owners and Management    30
Item 13.  Certain Relationships and Related Transactions                    31
Item 14.  Principal Accounting Fees and Services                            31

                                  Part IV

Item 15.  Exhibits                                                          32

Signatures                                                                  32

                                     PART I

ITEM 1. BUSINESS

Yellow Hill Energy Inc. (the "Company") was incorporated in the State of Nevada on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong. The telephone number is 852 2521 5455.

Our independent auditor has issued an audit opinion for Yellow Hill Energy which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The company carried out exploration on property known as the Bond Uranium Prospect, comprised of 22 federal lode mining claims located in Ferry County, Washington. The completed fieldworks of Phase I of the exploration program did not appear to indicate an economically viable mineral deposit and as a result, the Company decided not to renew the mining claims.

Our plan now is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with general business and tax laws for businesses operating in the state of Nevada.

NUMBER OF EMPLOYEES

Our only employee is our officer, Jay Jhaveri. Mr. Jhaveri currently devotes approximately 5 hours per week to company matters. He will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

We have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Jay Jhaveri. Notwithstanding the importance of Mr. Jhaveri, we have not entered into any employment agreement or other understanding with Mr. Jhaveri concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Jhaveri will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Jhaveri and do not anticipate that we will hire additional personnel.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Jhaveri intends to resign from his positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 30,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on the OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 2. PROPERTIES

We currently utilize office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole officer and director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended April 30, 2009.

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

Our net loss for the years ended April 30, 2009 and 2008 were $20,842 and $16,112, respectively. Our net loss from inception (March 14, 2007) through April 30, 2009 was $52,844. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at April 30, 2009, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2009 was $7,156. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YEAR END - The Company's yearend is April 30.

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

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through April 30, 2009, the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of April 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Yellow Hill Energy.

BUSINESS OPERATIONS OVERVIEW

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

Our officer and director is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

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

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Yellow Hill Energy, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Yellow Hill Energy, Inc. (An Exploration Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2009, 2008 and since inception on March 14, 2007 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow Hill Energy, Inc. (An Exploration Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2009, 2008 and since inception on March 14, 2007 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 15, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                            April 30,          April 30,
                                                              2009               2008
                                                            --------           --------
                                                            (Audited)          (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $  7,156           $ 28,398
                                                            --------           --------
      Total Current Assets                                     7,156             28,398
                                                            --------           --------

      Total  Assets                                         $  7,156           $ 28,398
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                        --                400
                                                            --------           --------
      Total Current Liabilities                                   --                400
                                                            --------           --------

                             STOCKHOLDERS' EQUITYY

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                    30,000             30,000
Additional Paid-in-Capital                                    30,000             30,000
Deficit accumulated during exploration stage                 (52,844)           (32,002)
                                                            --------           --------
      Total Stockholders' Equity                               7,156             27,998
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  7,156           $ 28,398
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                           March 14, 2007
                                                                                        (Date of inception)
                                                           Year Ended                         through
                                                 April 30,             April 30,             April 30,
                                                   2009                  2008                  2009
                                                -----------           -----------           -----------
                                                 (Audited)             (Audited)             (Audited)
REVENUES:
  Revenues                                      $        --           $        --           $        --
                                                -----------           -----------           -----------

      Total Revenues                                     --                    --                    --
                                                -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                       --                    --                 8,650
    Exploration                                          --                 2,880                 7,880
    General and Administrative                       15,902                 5,382                22,024
    Professional Fees                                 4,940                 7,850                14,290
                                                -----------           -----------           -----------
      Total Expenses                            $    20,842                16,112                52,844
                                                -----------           -----------           -----------

Net loss from Operations                            (20,842)              (16,112)              (52,844)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                     --                    --                    --
                                                -----------           -----------           -----------

Net Income (Loss) for the period                $   (20,842)          $   (16,112)          $   (52,844)
                                                ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share           (0.00)                (0.00)
                                                -----------           -----------

Weighted Average number of Common Shares
used in per share calculations                   30,000,000            26,229,508
                                                ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
        For the period from March 14, 2007 (inception) to April 30, 2009
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                            Deficit During
                                                                   $0.001        Paid-In     Exploration     Stockholders'
                                                    Shares        Par Value      Capital        Stage           Equity
                                                    ------        ---------      -------        -----           ------
Balance, March 14, 2007 (Date of Inception)               --      $     --      $     --      $      --       $      --

Stock Issued for cash at $0.001 per share         15,000,000        15,000            --             --          15,000
 on April 28, 2007

Net Loss for the Period                                   --            --            --        (15,890)        (15,890)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2007                           15,000,000        15,000            --        (15,890)           (890)

Stock Issued for cash at $0.003 per share         15,000,000        15,000        30,000             --          45,000
 on July 31, 2007

Net Loss for the Period                                   --            --            --        (16,112)        (16,112)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2008                           30,000,000        30,000        30,000        (32,002)         27,998

Net Loss for the Period                                   --            --            --        (20,842)        (20,842)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2009                           30,000,000      $ 30,000      $ 30,000      $ (52,844)      $   7,156
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

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                        Period from
                                                                                       March 14, 2007
                                                                                    (Date of inception)
                                                            Year Ended                    through
                                                   April 30,          April 30,          April 30,
                                                     2009               2008               2009
                                                   --------           --------           --------
                                                   (Audited)          (Audited)          (Audited)
OPERATING ACTIVITIES:
  Net Loss                                         $(20,842)          $(16,112)          $(52,844)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                      --                 --              8,650
     Accounts Payable and Accrued Liabilities          (400)            (6,250)                --
                                                   --------           --------           --------
Net Cash Used in Operating Activities               (21,242)           (22,362)           (44,194)
                                                   --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                      --                 --             (8,650)
                                                   --------           --------           --------
Net Cash Used in Investing Activities                    --                 --             (8,650)
                                                   --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                           --             45,000             60,000
                                                   --------           --------           --------
Net Cash Provided from Financing Activities              --             45,000             60,000
                                                   --------           --------           --------

Increase (decrease) in Cash                         (21,242)            22,638              7,156
                                                   --------           --------           --------

Cash, Beginning of the period                        28,398              5,760                 --
                                                   --------           --------           --------

Cash, End of the period                            $  7,156           $ 28,398           $  7,156
                                                   ========           ========           ========

Supplemental Information:
  Taxes paid                                             --                 --                 --
                                                   ========           ========           ========
  Interest paid                                          --                 --                 --
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

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through April 30, 2009, the Company had no potentially dilutive securities.

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

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of April 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Yellow Hill Energy

2. PROPERTY AND EQUIPMENT

As of April 30, 2009, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

During the year ended April 30, 2008, the Company did not renew their mineral claims.

4. STOCKHOLDER'S EQUITY

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


4. STOCKHOLDER'S EQUITY (continued)

Effective July 31, 2007, a total of 15,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.003 per share for total proceeds of $45,000.

5. RELATED PARTY TRANSACTIONS

We currently utilize office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole office rand director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. For the period ending April 30, 2009, Axonus Asia Limited has been paid a total of $7,500 for office rent and corporate services.

6. STOCK OPTIONS

As of April 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING

The Company will expense its advertising when incurred. There has been no expenditures on advertising since inception.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Yellow Hill Energy Inc., whose one year terms will expire on 04/30/10, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address            Age    Position     Date First Elected    Term Expires
--------------            ---    --------     ------------------    ------------

Jay Jhaveri                41    President,         9/9/08             4/30/10
10B Time Centre                  CEO, CFO
53-55 Hollywood Road             Director
Central, Hong Kong

The foregoing person is a promoter of Yellow Hill Energy, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Jhaveri currently devotes 5 hours per week to company matters. He intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

RESUME

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

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Total
------------    ----   ------     -----      ------      ------     ------       --------      ------     -----
Jay Jhaveri     2009     0         0           0            0          0            0             0         0
CEO, CFO &
President

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jay            0              0              0           0           0           0            0           0            0
Jhaveri

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jay Jhaveri          0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On April 27, 2006, a total of 15,000,000 shares of common stock were issued to Mr. Craig Lindsay and Mr. Sean Mitchell (7,500,000 each) in exchange for cash in the amount of $15,000 U.S., or $.001 per share. Mr. Lindsay and Mr. Mitchell were directors of the company at that time. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 15,000,000 shares were valued at par ($0.001) and purchased for $15,000 in cash.

On September 9, 2008, in a private transaction, Mr. Lindsay and Mr. Mitchell transferred 2,500,000 shares each to Mr. Jay Jhaveri, the new director of the company.

Mr. Jhaveri currently devotes approximately 5 hours per week to the affairs of the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Yellow Hill Energy voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

         Name and Address                  No. of            Percentage
     of Beneficial Owner (1)               Shares           of Ownership
     -----------------------               ------           ------------

     Jay Jhaveri                          5,000,000             16.6%

     All Officers and Directors
      as a Group (1 person)               5,000,000             16.6%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

Those who own beneficially more than five percent of our common stock:

         Name and Address                  No. of            Percentage
       of Beneficial Owner                 Shares           of Ownership
       -------------------                ------            ------------

     Craig Lindsay                        5,000,000             16.6%

     Sean Mitchell                        5,000,000             16.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently utilize office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole officer and director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment.

On April 27, 2007, a total of 15,000,000 shares of Common Stock were issued to Mr. Lindsay and Mr. Mitchell (7,500,000 each), directors of the company at that time, in exchange for $15,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended.

On September 9, 2008, in a private transaction, Mr. Lindsay and Mr. Mitchell transferred 2,500,000 shares each to Mr. Jay Jhaveri, the new director of the company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,000, for tax services were $Nil and for other services were $Nil during the year ended April 30, 2009.

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

July 1, 2009                        Yellow Hill Energy Inc., Registrant


                                        /s/ Jay Jhaveri
                                        ----------------------------------------
                                    By: Jay Jhaveri
                                        (Principal Executive Officer & Director)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


/s/ Jay Jhaveri                                                  July 1, 2009
---------------------------------                                ------------
Jay Jhaveri, President & Director                                    Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)