Form 10-Q
period 2009-07-31
Yellow Hill Energy Inc.
filed 2009-09-04
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

                         Resident Agents of Nevada, Inc.
                           711 S. Carson Street, Ste 4
                            Carson City, Nevada 89701
                                  775 882 4641
            (Name, address and telephone number of agent for service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of September 4, 2009

ITEM 1. FINANCIAL STATEMENTS


                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                            July 31,           April 30,
                                                              2009               2009
                                                            --------           --------
                                                                               (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $    201           $  7,156
                                                            --------           --------

      Total Current Assets                                       201              7,156
                                                            --------           --------

      Total  Assets                                         $    201           $  7,156
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                     1,513                 --
                                                            --------           --------

      Total Current Liabilities                                1,513                 --
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  30,000,000 shares issued and outstanding                    30,000             30,000
Additional Paid-in-Capital                                    30,000             30,000
Deficit accumulated during exploration stage                 (61,312)           (52,844)
                                                            --------           --------

      Total Stockholders' Equity                              (1,312)             7,156
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $    201           $  7,156
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                   Period from
                                                                                                  March 14, 2007
                                                     For the Three          For the Three       (Date of inception)
                                                     Months Ended           Months Ended             through
                                                       July 31,               July 31,               July 31,
                                                         2009                   2008                   2009
                                                     ------------           ------------           ------------
                                                      (Unaudited)            (Unaudited)
REVENUES:
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------

      Total Revenues                                           --                     --                     --
                                                     ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                             --                     --                  8,650
    Exploration                                                --                     --                  7,880
    General and Administrative                              4,968                    535                 26,992
    Professional Fees                                       3,500                  3,000                 17,790
                                                     ------------           ------------           ------------
      Total Expenses                                 $      8,468                  3,535                 61,312
                                                     ------------           ------------           ------------

Net loss from Operations                                   (8,468)                (3,535)               (61,312)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                           --                     --                     --
                                                     ------------           ------------           ------------

Net Income (Loss) for the period                     $     (8,468)          $     (3,535)          $    (61,312)
                                                     ============           ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                        30,000,000             30,000,000
                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
        For the period from March 14, 2007 (inception) to July 31, 2009
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                            Deficit During
                                                                   $0.001        Paid-In     Exploration     Stockholders'
                                                    Shares        Par Value      Capital        Stage           Equity
                                                    ------        ---------      -------        -----           ------
Balance, March 14, 2007 (Date of Inception)               --      $     --      $     --      $      --       $      --

Stock Issued for cash at $0.001 per share         15,000,000        15,000            --             --          15,000
 on April 28, 2007

Net Loss for the Period                                   --            --            --        (15,890)        (15,890)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2007                           15,000,000        15,000            --        (15,890)           (890)

Stock Issued for cash at $0.003 per share         15,000,000        15,000        30,000             --          45,000
 on July 31, 2007

Net Loss for the Period                                   --            --            --        (16,112)        (16,112)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2008                           30,000,000        30,000        30,000        (32,002)         27,998

Net Loss for the Period                                   --            --            --        (20,842)        (20,842)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2009                           30,000,000        30,000        30,000        (52,844)          7,156

Net Loss for the Period                                   --            --            --         (8,468)         (8,468)
                                                 -----------      --------      --------      ---------       ---------

Balance, July 31, 2009                            30,000,000      $ 30,000      $ 30,000      $ (61,312)      $  (1,312)
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

                             YELLOW HILL ENERGY INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                            March 14, 2007
                                                       For the Three      For the Three   (Date of inception)
                                                       Months Ended       Months Ended         through
                                                         July 31,           July 31,           July 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
OPERATING ACTIVITIES:
  Net Loss                                               $ (8,468)          $ (3,535)          $(61,312)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                            --                 --              8,650
     Accounts Payable and Accrued Liabilities               1,513                 --              1,513
                                                         --------           --------           --------

Net Cash Used in Operating Activities                      (6,955)            (3,535)           (51,149)
                                                         --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                            --                 --             (8,650)
                                                         --------           --------           --------

Net Cash Used in Investing Activities                          --                 --             (8,650)
                                                         --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                                 --                 --             60,000
                                                         --------           --------           --------

Net Cash Provided from Financing Activities                    --                 --             60,000
                                                         --------           --------           --------

Increase (decrease) in Cash                                (6,955)            (3,535)               201
                                                         --------           --------           --------

Cash, Beginning of the period                               7,156             28,398                 --
                                                         --------           --------           --------

Cash, End of the period                                  $    201           $ 24,863           $    201
                                                         ========           ========           ========

Supplemental Information:
  Taxes paid                                             $     --           $     --           $     --
                                                         ========           ========           ========

  Interest paid                                          $     --           $     --           $     --
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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through July 31, 2009, the Company had no potentially dilutive securities.

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

                             Yellow Hill Energy Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of the SFAS No. 160 during the period had no impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. The adoption of the SFAS No. 141R had no impact on the Company's financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of July 31, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are

                             Yellow Hill Energy Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of the SFAS No. 161 had no impact on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the SFAS No. 163 during the period had no impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose and accordingly, does not expect the adoption of this standard to have a material effect on its financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent

                             Yellow Hill Energy Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Yellow Hill Energy Inc.

2. PROPERTY AND EQUIPMENT

As of July 31, 2009, the Company does not own any property and/or equipment.

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

5. RELATED PARTY TRANSACTIONS

We currently utilize office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole office rand director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. For the period ending July 31, 2009, Axonus Asia Limited has charged the Company a total of $4,539 for office rent and corporate services. $1,513 of this amount is recorded as accounts payable at July 31, 2009.

                             Yellow Hill Energy Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


6. STOCK OPTIONS

As of July 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING

The Company will expense its advertising when incurred. There has been no expenditures on advertising since inception.

8. SUBSEQUENT EVENT

On August 13, 2009, the sole director provided the Company with a $15,000 loan for working capital. The loan is non-interest bearing, unsecured and without specific terms of payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $8,468 for the three month period ended July 31, 2009. For the same period in 2008 our operating expenses were $3,535. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through July 31, 2009 was $61,312.

In their report on our audited financial statements as at April 30, 2009, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period from the date of incorporation through July 31, 2009.

                     Balance Sheet Data:          7/31/2009
                     -------------------          ---------

                     Cash                          $   201
                     Total assets                  $   201
                     Total liabilities             $ 1,513
                     Shareholders' equity          $(1,312)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2009 was $201 with outstanding liabilities of $1,513. If we experience a shortage of cash for operations, funds may be loaned to or invested in us by our stockholders, management or other investors.
PLAN OF OPERATION

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) On August 7, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended April 30, 2009 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter was attached as an exhibit to the Registrant's Form 8-K file on August 10, 2009.

b) On August 7, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

September 4, 2009            Yellow Hill Energy Inc., Registrant


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


/s/ Jay Jhaveri                                                September 4, 2009
---------------------------------                              -----------------
Jay Jhaveri, President & Director                                    Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)