Form 10-K/A
period 2009-04-30
American Eagle Energy Inc.
filed 2009-10-23
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934
                                 Amendment No. 1

                    For the fiscal year ended April 30, 2009

                        Commission file number 333-143626


                           American Eagle Energy Inc.
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

                                  852 2521 5455
                               (Telephone Number)

                         Resident Agents of Nevada, Inc.
                           711 S. Carson St., Suite 4
                             Carson City, NV 89701
            (Name, Address and Telephone Number of Agent for Service)

                             Yellow Hill Energy Inc.
                           (Former Name of Registrant)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 22, 2009, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 22, 2009.

                           AMERICAN EAGLE ENERGY INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Securities Holders              7

                                  Part II

Item 5.   Market for Registrant's Common Equity & Related Stockholder
          Matters                                                            7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 8.   Financial Statements                                              14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          24
Item 9A.  Controls and Procedures                                           24

                                 Part III

Item 10.  Directors and Executive Officers                                  26
Item 11.  Executive Compensation                                            27
Item 12.  Security Ownership of Certain Beneficial Owners and Management    28
Item 13.  Certain Relationships and Related Transactions                    29
Item 14.  Principal Accounting Fees and Services                            29

                                  Part IV

Item 15.  Exhibits                                                          30

Signatures                                                                  30

                                     PART I

ITEM 1. BUSINESS

American Eagle Energy Inc. (the "Company") was incorporated in the State of Nevada as Yellow Hill Energy Inc. on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 10B Time Centre, 53-55 Hollywood Road, Central, Hong Kong. The telephone number is 852 2521 5455.

Our independent auditor has issued an audit opinion for American Eagle Energy which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol "AMRE.OB". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report American Eagle Energy had 23 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

Our net loss for the years ended April 30, 2009 and 2008 were $21,270 and $16,112, respectively. Our net loss from inception (March 14, 2007) through April 30, 2009 was $53,272. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

In their report on our audited financial statements as at April 30, 2009, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2009 was $7,157. In order to satisfy our cash requirements we needed to complete our offering of 15,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 25, 2007 to raise $45,000. The offering was completed on July 31, 2007 for total proceeds of $45,000.

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS Mp; 155 permits fair value measurements for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting fro Servicing of financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, SFAS No 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

BUSINESS OPERATIONS OVERVIEW

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008 we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our company. Our board of directors consists of Jay Jhaveri.

On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc.", by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 21, 2009 under the new stock symbol "AMRE". Our new CUSIP number is 02554E105.

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. We have requested an effective date of October 26, 2009 with respect to the forward stock split.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Eagle Energy Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of American Eagle Energy Inc. (formerly Yellow Hill Energy Inc.) (An Exploration Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009, 2008 and since inception on March 14, 2007 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Inc. (An Exploration Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009, 2008 and since inception on March 14, 2007 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
October 14, 2009



                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                            April 30,          April 30,
                                                              2009               2008
                                                            --------           --------
                                                            (Audited)          (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $  7,157           $ 28,398
                                                            --------           --------
      Total Current Assets                                     7,157             28,398
                                                            --------           --------

      Total  Assets                                         $  7,157           $ 28,398
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                       429                400
                                                            --------           --------
      Total Current Liabilities                                  429                400
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  150,000,000 authorized shares, par value $0.001
  60,000,000 shares issued and outstanding                    60,000             60,000
Additional Paid-in-Capital                                    30,000             30,000
Deficit accumulated during exploration stage                 (53,272)           (32,002)
                                                            --------           --------
      Total Stockholders' Equity                               6,728             27,998
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  7,157           $ 28,398
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                           March 14, 2007
                                                                                         (Date of inception)
                                                                Year Ended                    through
                                                       April 30,          April 30,           April 30,
                                                         2009               2008                2009
                                                     ------------       ------------        ------------
                                                       (Audited)          (Audited)           (Audited)
REVENUES:
  Revenues                                           $         --       $         --        $         --
                                                     ------------       ------------        ------------
      Total Revenues                                           --                 --                  --
                                                     ------------       ------------        ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                             --                 --               8,650
    Exploration                                                --              2,880               7,880
    General and Administrative                             13,325              5,382              19,447
    Professional Fees                                       7,945              7,850              17,295
                                                     ------------       ------------        ------------
      Total Expenses                                 $     21,270             16,112              53,272
                                                     ------------       ------------        ------------

      Net loss from Operations                            (21,270)           (16,112)            (53,272)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                           --                 --                  --
                                                     ------------       ------------        ------------

      Net Income (Loss) for the period               $    (21,270)      $    (16,112)       $    (53,272)
                                                     ============       ============        ============

Basic and Diluted Earnings Per Common Share                 (0.00)             (0.00)
                                                     ------------       ------------
Weighted Average number of Common Shares
 used in per share calculations                        60,000,000         52,459,016
                                                     ============       ============


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
        For the period from March 14, 2007 (inception) to April 30, 2009
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                            Deficit During
                                                                   $0.001        Paid-In     Exploration     Stockholders'
                                                    Shares        Par Value      Capital        Stage           Equity
                                                    ------        ---------      -------        -----           ------
Balance, March 14, 2007 (Date of Inception)               --      $     --      $     --      $      --       $      --

Stock Issued for cash at $0.001 per share         30,000,000        30,000       (15,000)             --          15,000
 on April 28, 2007

Net Loss for the Period                                   --            --            --        (15,890)        (15,890)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2007                           30,000,000        30,000       (15,000)        (15,890)           (890)

Stock Issued for cash at $0.003 per share         30,000,000        30,000        15,000             --          45,000
 on July 31, 2007

Net Loss for the Period                                   --            --            --        (16,112)        (16,112)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2008                           60,000,000        60,000            --        (32,002)         27,998

Net Loss for the Period                                   --            --            --        (21,270)        (21,270)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2009                           60,000,000      $ 60,000      $     --      $ (53,272)      $   6,728
                                                 ===========      ========      ========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                          March 14, 2007
                                                                                        (Date of inception)
                                                                Year Ended                   through
                                                       April 30,          April 30,          April 30,
                                                         2009               2008               2009
                                                       --------           --------           --------
                                                       (Audited)          (Audited)          (Audited)
OPERATING ACTIVITIES:
  Net Loss                                             $(21,270)          $(16,112)          $(53,132)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                 --              8,650
     Accounts Payable and Accrued Liabilities                29             (6,250)               289
                                                       --------           --------           --------
Net Cash Used in Operating Activities                   (21,241)           (22,362)           (44,193)
                                                       --------           --------           --------

INVESTING ACTIVITIES:
  Mineral property acquisition cost                          --                 --             (8,650)
                                                       --------           --------           --------
Net Cash Used in Investing Activities                        --                 --             (8,650)
                                                       --------           --------           --------

FINANCING ACTIVITIES:
  Common Stock issued for cash                               --             45,000             60,000
                                                       --------           --------           --------
Net Cash Provided from Financing Activities                  --             45,000             60,000
                                                       --------           --------           --------

Increase (decrease) in Cash                             (21,241)            22,638              7,157
                                                       --------           --------           --------

Cash, Beginning of the period                            28,398              5,760                 --
                                                       --------           --------           --------

Cash, End of the period                                $  7,157           $ 28,398           $  7,157
                                                       ========           ========           ========

Supplemental Information:
  Taxes paid                                                 --                 --                 --
                                                       ========           ========           ========

  Interest paid                                              --                 --                 --
                                                       ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

THE COMPANY'S HISTORY - American Eagle Energy Inc. (hereinafter referred to as the "Company" or "American Eagle Energy") was incorporated in the State of Nevada as Yellow Hill Energy Inc. on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties of merit. On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc.", by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name. The Company completed its prospectus offering of 30,000,000 shares of the Company's common stock at a price of $0.0015 per share for gross proceeds of $45,000 on July 31, 2007. The Company acquired mineral claims during the initial period ending April 30, 2007. During the period ended July 31, 2008, the Company did not renew their mineral claims.

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

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. We have requested an effective date of October 26, 2009 with respect to the forward stock split.

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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS Mp; 155 permits fair value measurements for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, Accounting fro Servicing of financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, SFAS No 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

As of April 30, 2009, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

During the year ended April 30, 2008, the Company did not renew their mineral claims.

4. STOCKHOLDER'S EQUITY

The Company was incorporated originally with 75,000,000 shares authorized with a par value of $0.001 per share.

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. We have requested an effective date of October 26, 2009 with respect to the forward stock split.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


4. STOCKHOLDER'S EQUITY (continued)

Unless otherwise noted, all references in the financial statements to numbers of shares of common stock and weighted average number of common shares outstanding have been restated to reflect the October 19, 2009 forward stock split.

Effective April 28, 2007, a total of 30,000,000 shares of the Company's common stock were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0005 per share for total proceeds of $15,000.

Effective July 31, 2007, a total of 30,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.0015 per share for total proceeds of $45,000.

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

8. SUBSEQUENT EVENTS

On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc.", by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 21, 2009 under the new stock symbol "AMRE". Our new CUSIP number is 02554E105.

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. We have requested an effective date of October 26, 2009 with respect to the forward stock split.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of American Eagle Energy Inc., whose one year terms will expire on 04/30/10, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address            Age    Position     Date First Elected    Term Expires
--------------            ---    --------     ------------------    ------------

Jay Jhaveri                41    President,         9/9/08             4/30/10
10B Time Centre                  CEO, CFO
53-55 Hollywood Road             Director
Central, Hong Kong

The foregoing person is a promoter of American Eagle Energy, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of American Eagle Energy voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

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

October 22, 2009                    American Eagle Energy Inc., Registrant


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


/s/ Jay Jhaveri                                                 October 22, 2009
---------------------------------                               ----------------
Jay Jhaveri, President & Director                                    Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)