Form 10-K/A
period 2009-04-30
American Eagle Energy Inc.
filed 2009-10-23
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934
                                 Amendment No. 2

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 23, 2009, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 23, 2009.

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



/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
October 14, 2009



                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                            April 30,          April 30,
                                                              2009               2008
                                                            --------           --------
                                                            (Audited)          (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $  7,157           $ 28,398
                                                            --------           --------
      Total Current Assets                                     7,157             28,398
                                                            --------           --------

      Total  Assets                                         $  7,157           $ 28,398
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                       429                400
                                                            --------           --------
      Total Current Liabilities                                  429                400
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  150,000,000 authorized shares, par value $0.001
  60,000,000 shares issued and outstanding                    60,000             60,000
Additional Paid-in-Capital                                        --                 --
Deficit accumulated during exploration stage                 (53,272)           (32,002)
                                                            --------           --------
      Total Stockholders' Equity                               6,728             27,998
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  7,157           $ 28,398
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


4. STOCKHOLDER'S EQUITY (continued)

Unless otherwise noted, all references in the financial statements to numbers of shares of common stock and weighted average number of common shares outstanding have been restated to reflect the October 14, 2009 forward stock split.

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

October 23, 2009                    American Eagle Energy Inc., Registrant


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


/s/ Jay Jhaveri                                                 October 23, 2009
---------------------------------                               ----------------
Jay Jhaveri, President & Director                                    Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)