Form 10-Q
period 2009-10-31
American Eagle Energy Inc.
filed 2009-12-09
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

                             YELLOW HILL ENERGY INC.
          (Former name or former address, if changed since last report)

                         Resident Agents of Nevada, Inc.
                           711 S. Carson Street, Ste 4
                            Carson City, Nevada 89701
                                  775 882 4641
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000,000 shares as of December 8, 2009

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                          (Expressed in U.S. Dollars)

                                                           October 31,         April 30,
                                                              2009               2009
                                                            --------           --------
                                                                               (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  7,048           $  7,157
                                                            --------           --------
      Total Current Assets                                     7,048              7,157
                                                            --------           --------

      Total  Assets                                         $  7,048           $  7,157
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                  $  3,368           $    429
  Due to Related Parties                                      14,975                 --
                                                            --------           --------

      Total Liabilities                                       18,343                429
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  150,000,000 authorized shares, par value $0.001
  60,000,000 shares issued and outstanding                    60,000             60,000
Additional Paid-in-Capital                                        --                 --
Deficit accumulated during exploration stage                 (71,295)           (53,272)
                                                            --------           --------
      Total Stockholders' Equity                             (11,295)             6,728
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  7,048           $  7,157
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                             Period from
                                             For the         For the         For the         For the        March 14, 2007
                                           Three Months    Three Months     Six Months      Six Months   (Date of inception)
                                              Ended           Ended           Ended           Ended            through
                                            October 31,     October 31,     October 31,     October 31,       October 31,
                                               2009            2008            2009            2008              2009
                                            -----------     -----------     -----------     -----------       -----------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
  Revenues                                 $         --     $         --    $         --    $         --     $         --
                                           ------------     ------------    ------------    ------------     ------------
      Total Revenues                                 --               --              --              --               --
                                           ------------     ------------    ------------    ------------     ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                   --               --              --              --            8,650
    Exploration                                      --               --              --              --            7,880
    General and Administrative                    1,260            1,080           1,689           1,615           11,344
    Rent and Administrative Paid to
     Related Party                                4,599               --           9,138              --           18,930
    Professional Fees                             3,695              440           7,196           3,440           24,491
                                           ------------     ------------    ------------    ------------     ------------
      Total Expenses                       $      9,554            1,520          18,023           5,055           71,295
                                           ------------     ------------    ------------    ------------     ------------

Net loss from Operations                         (9,554)          (1,520)        (18,023)         (5,055)         (71,295)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                 --               --              --              --               --
                                           ------------     ------------    ------------    ------------     ------------

Net Income (Loss) for the period           $     (9,554)    $     (1,520)   $    (18,023)   $     (5,055)    $    (71,295)
                                           ============     ============    ============    ============     ============

Basic and Diluted Earnings Per
 Common Share                                     (0.00)           (0.00)          (0.00)          (0.00)
                                           ------------     ------------    ------------    ------------

Weighted Average number of Common Shares     60,000,000       60,000,000      60,000,000      60,000,000
 used in per share calculations            ============     ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
       For the period from March 14, 2007 (inception) to October 31, 2009
                           (Expressed in U.S. Dollars)

                                                                                             Accumulated
                                                                                            Deficit During
                                                                   $0.001        Paid-In     Exploration     Stockholders'
                                                    Shares        Par Value      Capital        Stage           Equity
                                                    ------        ---------      -------        -----           ------
Balance, March 14, 2007 (Date of Inception)               --      $     --      $     --      $      --       $      --

Stock Issued for cash at $0.001 per share         30,000,000        30,000       (15,000)             --          15,000
 on April 28, 2007

Net Loss for the Period                                   --            --            --        (15,890)        (15,890)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2007                           30,000,000        30,000       (15,000)       (15,890)           (890)

Stock Issued for cash at $0.003 per share         30,000,000        30,000        15,000             --          45,000
 on July 31, 2007

Net Loss for the Period                                   --            --            --        (16,112)        (16,112)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2008                           60,000,000        60,000            --        (32,002)         27,998

Net Loss for the Period                                   --            --            --        (21,270)        (21,270)
                                                 -----------      --------      --------      ---------       ---------

Balance, April 30, 2009                           60,000,000        60,000            --        (53,272)          6,728

Net Loss for the Period                                   --            --            --        (18,023)        (18,023)
                                                 -----------      --------      --------      ---------       ---------

Balance, October 31, 2009                         60,000,000      $ 60,000      $     --      $ (71,295)      $ (11,295)
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                           Period from
                                                       For the            For the         March 14, 2007
                                                     Three Months        Six Months    (Date of inception)
                                                        Ended              Ended             through
                                                      October 31,        October 31,        October 31,
                                                         2009               2009               2009
                                                       --------           --------           --------
OPERATING ACTIVITIES:
  Net Loss                                             $ (9,554)          $(18,023)          $(71,295)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                 --              8,650
     Accounts payable and accrued liabilities             1,426              2,939              3,368
                                                       --------           --------           --------
Net Cash Used in Operating Activities                    (8,128)           (15,084)           (59,277)
                                                       --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                          --                 --             (8,650)
                                                       --------           --------           --------
Net Cash Used in Investing Activities                        --                 --             (8,650)
                                                       --------           --------           --------
FINANCING ACTIVITIES:
  Amounts due to related parties                         14,975             14,975             14,975
  Common Stock issued for cash                               --                 --             60,000
                                                       --------           --------           --------
Net Cash Provided from Financing Activities              14,975             14,975             74,975
                                                       --------           --------           --------

Increase (decrease) in Cash                               6,847               (109)             7,048
                                                       --------           --------           --------

Cash, Beginning of the period                               201              7,157                 --
                                                       --------           --------           --------

Cash, End of the period                                $  7,048           $  7,048           $  7,048
                                                       ========           ========           ========

Supplemental Information:
  Taxes paid                                           $     --           $     --           $     --
                                                       ========           ========           ========

  Interest paid                                        $     --           $     --           $     --
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

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. The effective date with respect to the forward stock split was October 26, 2009.

THE COMPANY TODAY - The Company is currently a development stage company. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

INCOME TAXES - The Company accounts for its income taxes by recognizing deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 14, 2007 (Date of Inception) through October 31, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on March 14, 2007 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of October 31, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of financial Accounting Standards No. 141 (revised 2007), Business combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of American Eagle Energy.

2. PROPERTY AND EQUIPMENT

As of October 31, 2009, the Company does not own any property and/or equipment.

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

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. The effective date with respect to the forward stock split was October 26, 2009.

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

5. RELATED PARTY TRANSACTIONS

We currently utilize office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the sole office rand director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited is paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. For the period ending October 31, 2009, Axonus Asia Limited has charged the Company a total of $9,138 for office rent and corporate services. $1,513 of this amount is recorded as accounts payable at October 31, 2009.

During the quarter ended October 31, 2009, the Company obtained a loan in the amount of $14,975 from the Director of the Company. The loan is unsecured, non interest bearing and has no specific terms of repayment.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


6. STOCK OPTIONS

As of October 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING

The Company will expense its advertising when incurred. There has been no expenditures on advertising since inception.

8. SUBSEQUENT EVENTS

The Company had no significant subsequent events as at the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $9,554 for the three month period ended October 31, 2009. For the same period in 2008 our operating expenses were $1,520. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception (March 14, 2007) through October 31, 2009 was $71,295.

On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc.", by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 14, 2009 under the new stock symbol "AMRE".

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 30,000,000 shares of common stock to 60,000,000 shares of common stock. The forward split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 26, 2009 under the new stock symbol "AMZG".

In their report on our audited financial statements as at April 30, 2009, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

The following table provides selected financial data about our company for the period from the date of incorporation through October 31, 2009.

                    Balance Sheet Data:          10/31/2009
                    -------------------          ----------

                    Cash                          $  7,048
                    Total assets                  $  7,048
                    Total liabilities             $ 18,343
                    Shareholders' equity          $(11,295)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at October 31, 2009 was $7,048 with outstanding liabilities of $18,343. If we experience a shortage of cash for operations, funds may be loaned to or invested in us by our stockholders, management or other investors.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(a) On August 7, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended April 30, 2008 a going concern qualification in the registrant's audited financial statements.

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

In a letter dated September 2, 2009 the registrant was advised by the Securities and Exchange Commission that the Public Company Accounting Oversight Board (PCAOB) had revoked the registration of Moore and Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and qulity controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

As Moore and Associates, Chartered is no longer registered with the PCAOB; the registrant may no longer include Moore and Associates, Chartered's audit reports or consents in filings with the Commission made on or after August 27, 2009. If Moore and Associates, Chartered audited a year that we are required to include in our filings with the Commission, we are required to have Seale and Beers, CPA's, our new independent accountant, re-audit that year. On October 23, 2009 we filed an amended annual report on Form 10-K/A that included financials re-audited by Seale and Beers, CPA's for the years ended April 30, 2009 and 2008.

The registrant requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. On October 9, 2009, Moore and Associates declined our request for the letter.

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

December 8, 2009             American Eagle Energy Inc., Registrant


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


/s/ Jay Jhaveri                                                 December 8, 2009
-------------------------------------                           ----------------
Jay Jhaveri, President & Director                                      Date
(Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer)