Form 10-Q
period 2010-01-31
American Eagle Energy Inc.
filed 2010-03-22
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2010
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                       Commission File Number 333-143626

                           AMERICAN EAGLE ENERGY INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                208642477
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

27 North 27th Street, Suite 21G, Billings, Montana                  59101
    (Address of principal executive offices)                      (Zip Code)

                                  310.706.4009
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

55,060,000 common shares issued and outstanding as of March 10, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                           January 31,          April 30,
                                                              2010                2009
                                                            ---------           ---------
                                                                                (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $ 775,291           $   7,157
                                                            ---------           ---------
      Total Current Assets                                    775,291               7,157
                                                            ---------           ---------

      Total  Assets                                         $ 775,291           $   7,157
                                                            =========           =========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                  $  17,662           $     429
  Due to Related Parties                                       14,975                  --
                                                            ---------           ---------
      Total Liabilities                                        32,637                 429
                                                            ---------           ---------

                              STOCKHOLDERS' EQUITY

Common Stock
  150,000,000 authorized shares, par value $0.001
  55,060,000 shares issued and outstanding                     55,060              60,000
Additional Paid-in-Capital                                    809,940                  --
Subscriptions receivable                                      (10,000)                 --
Deficit accumulated during exploration stage                 (112,346)            (53,272)
                                                            ---------           ---------
      Total Stockholders' Equity                              742,654               6,728
                                                            ---------           ---------

      Total Liabilities and Stockholders' Equity            $ 775,291           $   7,157
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                                  Period from
                                                                                                                 March 14, 2007
                                       For the Three      For the Three      For the Nine      For the Nine   (Date of inception)
                                        Months Ended       Months Ended      Months Ended      Months Ended         through
                                         January 31,        January 31,       January 31,       January 31,        January 31,
                                            2010               2009              2010              2009               2010
                                        ------------       ------------      ------------      ------------       ------------
                                        (Unaudited)         (Unaudited)       (Unaudited)       (Unaudited)
REVENUES:
  Revenues                              $         --       $         --      $         --      $         --       $         --
                                        ------------       ------------      ------------      ------------       ------------
      Total Revenues                              --                 --                --                --                 --
                                        ------------       ------------      ------------      ------------       ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                --                 --                --                --              8,650
    Exploration                                   --                 --                --                --              7,880
    General and Administrative                16,939                 --            18,628             1,615             28,283
    Rent and Administrative Paid to
     Related Party                             2,276              6,258            11,414             6,258             21,206
    Professional Fees                         21,836              1,500            29,032             4,940             46,327
                                        ------------       ------------      ------------      ------------       ------------
      Total Expenses                          41,051              7,758            59,074            12,813            112,346
                                        ------------       ------------      ------------      ------------       ------------

Net loss from Operations                     (41,051)            (7,758)          (59,074)          (12,813)          (112,346)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                              --                 --                --                --                 --
                                        ------------       ------------      ------------      ------------       ------------

      Net Income (Loss) for the period  $    (41,051)      $     (7,758)     $    (59,074)     $    (12,813)      $   (112,346)
                                        ============       ============      ============      ============       ============

Basic and Diluted Earnings Per Common
 Share                                         (0.00)             (0.00)            (0.00)            (0.00)
                                        ------------       ------------      ------------      ------------

Weighted Average number of Common
 Shares used in per share calculations    53,804,565         60,000,000        57,934,855        60,000,000
                                        ============       ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
       For the period from March 14, 2007 (inception) to January 31, 2010
                           (Expressed in U.S. Dollars)

                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                                         During
                                                               $0.001       Paid-In    Subscriptions   Exploration   Stockholders'
                                                Shares        Par Value     Capital     Receivable       Stage          Equity
                                                ------        ---------     -------     ----------       -----          ------
Balance, March 14, 2007 (Date of Inception)           --      $     --     $     --      $     --      $      --       $     --

Stock Issued for cash at $0.0005 per share    30,000,000        30,000      (15,000)           --             --         15,000
 on April 28, 2007

Net Loss for the Period                               --            --           --            --        (15,890)       (15,890)
                                             -----------      --------     --------      --------      ---------       --------
Balance, April 30, 2007                       30,000,000        30,000      (15,000)           --        (15,890)          (890)

Stock Issued for cash at $0.0015 per share    30,000,000        30,000       15,000            --             --         45,000
 on July 31, 2007

Net Loss for the Period                               --            --           --            --        (16,112)       (16,112)
                                             -----------      --------     --------      --------      ---------       --------
Balance, April 30, 2008                       60,000,000        60,000           --            --        (32,002)        27,998

Net Loss for the Period                               --            --           --            --        (21,270)       (21,270)
                                             -----------      --------     --------      --------      ---------       --------
Balance, April 30, 2009                       60,000,000        60,000           --            --        (53,272)         6,728

Stock cancelled December 14, 2009            (16,000,000)      (16,000)      16,000            --             --             --

Stock Issued for cash at $0.001 per share
 on December 21, 2009                         10,000,000        10,000           --       (10,000)            --             --

Stock Issued for cash at $0.75 per share
 on January 14, 2010                           1,060,000         1,060      793,940            --             --        795,000

Net Loss for the Period                               --            --           --            --        (59,074)       (59,074)
                                             -----------      --------     --------      --------      ---------       --------

Balance, January 31, 2010                     55,060,000      $ 55,060     $809,940      $(10,000)     $(112,346)      $742,654
                                             ===========      ========     ========      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                            March 14, 2007
                                                    For the Three        For the Nine    (Date of inception)
                                                     Months Ended        Months Ended          through
                                                      January 31,         January 31,         January 31,
                                                         2010                2010                2010
                                                       ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net Loss                                             $ (41,051)          $ (59,074)          $(112,346)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                           --                  --               8,650
     Accounts payable and accrued liabilities             14,294              17,233              17,662
                                                       ---------           ---------           ---------
Net Cash Used in Operating Activities                    (26,757)            (41,841)            (86,034)
                                                       ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                           --                  --              (8,650)
                                                       ---------           ---------           ---------
Net Cash Used in Investing Activities                         --                  --              (8,650)
                                                       ---------           ---------           ---------
FINANCING ACTIVITIES:
  Amounts due to related parties                              --              14,975              14,975
  Common Stock issued for cash                           795,000             795,000             855,000
                                                       ---------           ---------           ---------
Net Cash Provided from Financing Activities              795,000             809,975             869,975
                                                       ---------           ---------           ---------

Increase (decrease) in Cash                              768,243             768,134             775,291

Cash, Beginning of the period                              7,048               7,157                  --
                                                       ---------           ---------           ---------

Cash, End of the period                                $ 775,291           $ 775,291           $ 775,291
                                                       =========           =========           =========

Supplemental Information:
  Taxes paid                                           $      --           $      --           $      --
                                                       =========           =========           =========

  Interest paid                                        $      --           $      --           $      --
                                                       =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

THE COMPANY'S HISTORY - American Eagle Energy Inc. (hereinafter referred to as the "Company" or "American Eagle Energy") was incorporated in the State of Nevada as Yellow Hill Energy Inc. on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties of merit. On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc." by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name. The Company completed its prospectus offering of 30,000,000 shares of the Company's common stock at a price of $0.0015 per share for gross proceeds of $45,000 on July 31, 2007. The Company acquired mineral claims during the initial period ending April 30, 2007. During the period ended July 31, 2008, the Company did not renew their mineral claims.

On December 14, 2009, Jay Jhaveri resigned as President, Secretary, Treasurer, and Director of our Company. As a result of the resignation of Mr. Jhaveri, immediately prior we appointed Richard Findley as President, Secretary, Treasurer and Director of our Company.

On December 14, 2009 the Company moved its operations to 27 North 27th Street, Suite 21G, Billings, Montana and Richard Findley performs all our corporate and administrative operations.

On October 14, 2009, our board of directors approved a forward split of our company's stock on a 1 old for 2 new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 30,000,000 shares of common stock to 60,000,000 shares of common stock with an effective date of October 26, 2009.

THE COMPANY TODAY - The Company is currently a development stage company. Our purpose has been to serve as a vehicle to acquire an operating business and we may be currently considered a "shell" company in as much as we are not generating revenues, and do not own an operating business.

On December 21, 2009, we issued an aggregate of 10,000,000 restricted shares of our common stock at a per-share price of $0.001 to four individuals, one of whom is our President, Secretary, and Treasurer and a Director of ours. As at January 31, 2010 the total proceeds of $10,000 had not been received by the Company and have been recorded as subscriptions receivable.

On January 14, 2010, we issued an aggregate of 1,060,000 restricted shares of our common stock at the price of $0.75 per share, pursuant to the closing of a private placement, for aggregate gross proceeds of $795,000.

On January 15, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of an interest in an oil and gas well in Mississippi. Murrayfield will assign its interest in the well to American Eagle for payment of $150,000. The Company has not made the payment to date.

On January 21, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of a working interest in an oil and gas lease in Willacy County, Texas. Murrayfield will assign its interest in the lease to American Eagle for payment of $137,500. The Company has not made the payment to date.

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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 9, 2008 Craig Lindsay resigned as our president, chief financial officer and director and Sean Mitchell resigned as our secretary, treasurer and director. As a result on September 9, 2008, we appointed Jay Jhaveri as president, secretary, treasurer, director and chief financial officer of our Company. On December 14, 2009, Jay Jhaveri resigned as president, secretary, treasurer, and director of our Company. As a result of the resignation of Mr. Jhaveri, immediately prior we appointed Richard Findley as president, secretary, treasurer and director of our Company. Richard Findley performs all our corporate and administrative operations. Our board of directors now consists of Richard Findley.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through January 31, 2010, the Company had no potentially dilutive securities.

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

OIL AND GAS PROPERTIES - The Company will follow the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds form the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

CONCENTRATION OF CREDIT RISK FOR CASH DEPOSITS AT BANKS - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At January 31, 2010, the Company had approximately $525,291 (2009 - $0) in excess of FDIC insured limits.

RECENT ACCOUNTING PRONOUNCEMENTS - In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of January 31, 2010, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic
810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December
2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of American Eagle Energy, Inc.

2. PROPERTY AND EQUIPMENT

As of January 31, 2010, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

During the year ended April 30, 2008, the Company did not renew their mineral claims.

4. OIL AND GAS PROPERTIES

On January 15, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of an interest in an oil and gas well in Mississippi. Murrayfield will assign its interest in the well to American Eagle for payment of $150,000. The Company has not made the payment to date.

On January 21, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of a working interest in an oil and gas lease in Willacy County, Texas. Murrayfield will assign its interest in the lease to American Eagle for payment of $137,500. The Company has not made the payment to date.

Refer to Note 9

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements

5. STOCKHOLDER'S EQUITY

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

Effective December 31, 2009, 16,000,000 shares of the original founders' shares were returned to the Company and cancelled.

On December 21, 2009, we issued an aggregate of 10,000,000 restricted shares of our common stock at a per-share price of $0.001 to four individuals, one of whom is our President, Secretary, and Treasurer and a Director of ours. As at January 31, 2010 the total proceeds of $10,000 had not been received by the Company and have been recorded as subscriptions receivable.

Effective January 14, 2010, a total of 1,060,000 restricted shares of the Company's common stock were issued at a price of $0.75 per share, pursuant to the closing of a private placement, for aggregate gross proceeds of $795,000.

6. RELATED PARTY TRANSACTIONS

The Company formerly utilized office space at the office of Axonus Asia Limited, 10B TimeCentre, 53-55 Hollywood Road, Central, Hong Kong. Jay Jhaveri, the former sole officer and director of the Company, is a principal and sole shareholder of Axonus Asia Limited. Axonus Asia Limited was paid a total of $1,500 per month for providing facilities that include office space, telephone services, facsimile services, computer and office equipment. For the period ending January 31, 2010, Axonus Asia Limited charged the Company a total of $11,414 for office rent and corporate services

During the quarter ended October 31, 2009, the Company obtained a loan in the amount of $14,975 from the then director of the Company. The loan is unsecured, non interest bearing and has no specific terms of repayment.

On December 21, 2009, we issued an aggregate of 10,000,000 restricted shares of our common stock at a per-share price of $0.001 to four individuals, one of whom is our President, Secretary, and Treasurer and a Director of ours. As at January 31, 2010 the total proceeds of $10,000 had not been received by the Company and have been recorded as subscriptions receivable.

7. STOCK OPTIONS

As of January 31, 2010, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                        Notes to the Financial Statements

8. ADVERTISING

The Company will expense its advertising when incurred. There have been no expenditures on advertising since inception.

9. SUBSEQUENT EVENTS

On February 2, 2010 the Company was the successful bidder at the North Dakota State lease auction for 1 tract within the Company's Spyglass Bakken Prospect. The Company has signed leases on additional tracts within the Spyglass Bakken Prospect and continues to attempt to increase its leasehold in this prospect.

On March 22, 2010, the Company received the total proceeds of $10,000 for the purchase of the 10,000,000 shares of its common stock, as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" mean American Eagle Energy Inc., unless otherwise indicated.

GENERAL OVERVIEW

The address of our principal executive office is 27 North 27th Street, Suite 21G, Billings, Montana 59101. Our telephone number is 406-294-9765.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AMZG".

We were incorporated in the State of Nevada under the name "Yellow Hill Energy Inc." on March 14, 2007 to engage in the acquisition, exploration and development of natural resource properties of merit. On October 5, 2009, we filed, with the Nevada Secretary of State, documents to effect a change of name from "Yellow Hill Energy Inc." to "American Eagle Energy Inc.", by way of a merger with our wholly owned subsidiary American Eagle Energy Inc., which was formed solely for the change of name

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

OUR CURRENT BUSINESS

We are an exploration stage company engaged in the exploration and production of oil and gas properties.

On October 14, 2009, our board of directors approved a forward split of our company's stock on a one (1) old for two (2) new basis, such that our authorized capital shall increase from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock shall increase from 30,000,000 shares of common stock to 60,000,000 shares of common stock. The effective date with respect to the forward stock split was October 26, 2009.

On January 15, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of an interest in an oil and gas well in Mississippi.

Lexaria Corp. and Murrayfield had entered into an assignment agreement dated October 2, 2009, wherein Murrayfield had acquired from Lexaria the "Assigned Interest" as defined therein, in regards to the PP F-12-4 well in the Belmont Lake Field in Wilkinson County, Mississippi. Murrayfield has assigned its interest in the well to American Eagle for $150,000, which consists of the costs paid by Murrayfield to Lexaria for the acquisition of its interest.

Lexaria holds its interest in the well pursuant to a farmout, option and participation letter agreement dated December 21, 2005 with Griffin & Griffin Exploration L.L.C. with respect to the Belmont Lake Field, Wilkinson County, Mississippi, Section 41-T2N-R4W. Lexaria currently has the right to earn a 32% (gross) and 20.802815% (net) working interest in the Belmont Lake PP F-12-4 horizontal well until such time the well achieves 500% revenue payout, at which time this interest ceases as per the joint operating agreement. On or about August 13, 2009, Lexaria entered into an Authorization For Expenditure agreement (the "AFE") with Griffin to participate in the drilling and completion of the PP F-12-4 well by paying a 32% share of the costs of drilling and completing the PP F-12-4 well as per the AFE.

With the assignment agreement, American Eagle has acquired a revenue interest of 36.101498% of a 32% share of Lexaria's net revenue after field operating expenses from the PP F-12-4 well (the "Assigned Interest"). In consideration for the Assigned Interest we have agreed to pay to Lexaria:

     1. 48.13533% of Lexaria's costs currently budgeted at $311,621.44 but subject to revision by Griffin, being an amount of $150,000.00, which had been paid by Murrayfield; and
     2. 48.13533% of Lexaria's 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc, as recommended for expenditure by Griffin.

On January 21, 2010, we entered into an assignment agreement with Murrayfield Limited, a United Kingdom company, in regards to the acquisition of a working interest in an oil and gas lease in Willacy County, Texas, known as the "Sauz Ranch Prospect".

Miramar Petroleum Inc. and Murrayfield had entered into an assignment of oil and gas lease dated August 28, 2009 pursuant to a lease purchase and development agreement dated August 5, 2009, wherein Murrayfield had acquired from Miramar the "Assigned Working Interest" as defined therein, in regards to a leasehold interest in Willacy County, Texas. Murrayfield has assigned its interest in the lease to American Eagle for $137,500, which consists of the turnkey costs paid by Murrayfield to Miramar for the acquisition of its interest.

With the assignment agreement, American Eagle has acquired a 12.5% working interest in an oil and gas lease in Willacy County, Texas. The lands covered by the lease consist of 908 acres, out of the San Juan de Carrieitos, Willacy County, Texas, which covers an undivided 29/32nd of the mineral estate. The area is also subject to another oil and gas lease owned by Exxon Mobil Corporation for the remaining 3/32nds.

CASH REQUIREMENTS

We anticipate a cash requirement in the amount of $2,500,000 during the next 12 months. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

Over the next 12 months we anticipate that we will incur the following cash requirements:

                                                                        Amount
                                                                      ----------
General and Administrative                                            $  200,000
Professional Fees                                                     $   40,000
Exploration and Development Costs                                     $2,260,000
                                                                      ----------

TOTAL                                                                 $2,500,000
                                                                      ==========

CAPITAL EXPENDITURES

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend $200,000 during the twelve-month period ending January 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending January 31, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

PERSONNEL PLAN

As at January 31, 2010, our only employees were our directors and officer.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                             Change Between
                      Three Months      Three Months    Three Month Period Ended
                         Ended             Ended          January 31, 2010 and
                       January 31,       January 31,           January 31,
                          2010              2009                  2009
                        --------          --------              --------
Revenue                 $    Nil          $    Nil              $    Nil
Operating Expenses        41,051             7,758                33,293
Net Income (Loss)       $(41,051)         $ (7,758)             $(33,293)

OPERATING EXPENSES

Our operating expenses for the three months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

                                                       Three Months Ended
                                                           January 31,
                                                    2010                2009
                                                  --------            --------
General and administrative                        $16,939             $   Nil
Rent and administrative paid to related party     $ 2,276             $ 6,258
Professional fees                                 $21,836             $ 1,500

The increase in operating expenses for the three months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to an increase in general and administrative expenses and professional fees.

NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the nine months ended January 31, 2010, for the nine months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                             Change Between
                       Nine Months       Nine Months     Nine Month Period Ended
                         Ended             Ended          January 31, 2010 and
                       January 31,       January 31,           January 31,
                          2010              2009                  2009
                        --------          --------              --------

Revenue                 $    Nil          $    Nil              $    Nil
Operating Expenses        59,074            12,813                46,261
Net Income (Loss)       $(59,074)         $(12,813)             $(46,261)

OPERATING EXPENSES

Our operating expenses for the nine months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

                                                       Nine Months Ended
                                                           January 31,
                                                    2010                2009
                                                  --------            --------
General and administrative                        $ 18,628            $  1,615
Rent and administrative paid to related party     $ 11,414            $  6,258
Professional fees                                 $ 29,032            $  4,940

The increase in operating expenses for the nine months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to an increase in all expenses.

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

LIQUIDITY AND FINANCIAL CONDITION

As of January 31, 2010, our total current assets were $775,291 and our total current liabilities were $32,637 and we had a working capital surplus of $742,654. Our financial statements report a net loss of $59,074 for the nine months ended January 31, 2010, and a net loss of $112,346 for the period from March 14, 2007 (date of inception) to January 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

CASH FLOWS

                                                           At            At
                                                       January 31,   January 31,
                                                          2010          2009
                                                       ---------     ---------
Net Cash provided by (Used in) Operating Activities    $ (41,841)    $ (13,213)
Net Cash Provided by (Used In) Investing Activities    $     Nil     $     Nil
Net Cash Provided by Financing Activities              $ 809,975     $     Nil
Cash increase (decrease) during the year               $ 768,134     $ (13,213)

We had cash in the amount of $775,291 as of January 31, 2010 as compared to $7,157 as of April 30, 2009. We had a working capital surplus of $742,654 as of January 31, 2010 compared to working capital surplus of $6,728 as of April 30, 2009.

Our principal sources of funds have been from sales of our common stock.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

In their audit report relating to our financial statements for the period ended April 30, 2009 our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. All of these factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

USE OF ESTIMATES

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

INCOME TAXES

Our company accounts for our income taxes by recognizing deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Our company has net operating loss carryover to be used for reducing future year's taxable income. Our company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through January 31, 2010, our company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

Our company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over our estimated fair value.

MINERAL PROPERTY COSTS

Our company has been in the exploration stage since our inception on March 14, 2007 and has not yet realized any revenues from our planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

OIL AND GAS PROPERTIES

Our company will follow the full cost method of accounting for our oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds form the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. Our company currently operates solely in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of January 31, 2010, our company has not adopted this statement and management has not determined the effect that adopting this statement would have on our company's financial position or results of operations.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic

810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December
2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, our company anticipates the changes will not have a significant impact on our Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for our company's interim quarterly period beginning July 1, 2009. Our company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of American Eagle Energy.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS ASSOCIATED WITH OUR BUSINESS

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated on March 14, 2007 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2010 is $112,346. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable natural resource property
     *    our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

NATURE OF OIL AND GAS EXPLORATION AND DEVELOPMENT INVOLVES MANY RISKS THAT WE MAY NOT BE ABLE TO OVERCOME.

Oil and gas exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that oil or gas will be extracted from any of the properties subject to our exploration and production contracts. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The business of resource exploration and development is subject to regulation relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our exploration and production contracts and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

ALL OR A PORTION OF OUR INTEREST IN OUR PROPERTIES MAY BE LOST IF WE ARE UNABLE TO OBTAIN SIGNIFICANT ADDITIONAL FINANCING, AS WE ARE REQUIRED TO MAKE SIGNIFICANT EXPENDITURES ON THE EXPLORATION AND DEVELOPMENT OF OUR PROPERTIES.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Colombia. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

RISKS RELATED TO OUR COMMON STOCK

TRADING IN OUR COMMON SHARES ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our company and Synergy Resources LLC mutually rescinded the Consulting Agreement between the parties that had been dated and otherwise would have been effective on the 21st day of December, 2009. The rescission was effective as of the date on which the parties' respective obligations under the Consulting Agreement otherwise would have gone into effect, I.E., December 21, 2009. Notwithstanding the rescission, the company identified and acquired and expects that it will continue to identify and acquire prospective oil and gas assets; however Synergy Resources will not locate and assist us in the acquisition of oil and gas projects, as the company and its management shall be undertaking this in its own capacity. In connection with the rescission, the 10,000,000 restricted common shares of our common stock were returned to our treasury for cancellation and the related escrow agreement was terminated.

In connection with the rescission of our Consulting Agreement with Synergy Resources LLC, which was effective as of the date thereof, and in connection with the related return to our treasury for cancellation of the shares that had been issued in connection with, and certificated subsequent to the date of, the Consulting Agreement, we issued an aggregate of 10,000,000 restricted shares of our common stock for $10,000 to four persons. There were no underwriting discounts or commissions in connection with the issuance, which was effective as of December 21, 2009. The issuance was made in reliance on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We believe that the exemption was available because (i) no advertising or general solicitation was employed in offering the securities,
(ii) the issuance of securities was made to a limited number of persons, all of whom were accredited investors, (iii) transfer of the securities was restricted in accordance with the requirements of the Securities Act, (iv) the issuees were financially sophisticated or advised by someone who had the requisite acumen, and (v) the issuees were provided with the applicable disclosure materials or access thereto.

Of the 10,000,000 restricted shares issued, an aggregate of 500,000 of the shares to one issuee are subject to standard Rule 144 resale restrictions. Of the remaining 9,500,000 shares to the other three issuees, such shares are subject to certain lock up and escrow provisions as follows: (1) an aggregate of 4,500,000 shares held by the three issuees shall be subject to an extended, two-year "lock-up" period; and (2) an aggregate of 5,000,000 shares shall be subject to an escrow, to be released equally to the three issuees upon our identification of suitable well candidates in the Williston basin for testing of the "Madison Fracture Play." Further, the issuees agreed that for such shares subject to the escrow provisions, if so released from escrow, shall also be subject to an extended, two-year "lock-up" period that shall expire on December 21, 2011.

For the above escrow identification purposes, a suitable well candidate would be any of the following: (i) in the case of a prospective candidate, a successful, valid test of an appropriate geologic and engineering model developed by us or others for such candidate, (ii) in the case of a re-entry or recompletion candidate, a wellbore that is mechanically sound and can be acquired by us for terms economically viable to us, whether by purchase or farm-in, or (iii) in the case of a new drill location, one that can be developed by us more cost effectively than either a re-entry or recompletion.

On January 14, 2010, we issued an aggregate of 1,060,000 restricted shares of our common stock at the price of $0.75 per share, to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 pursuant to the closing of a private placement, for aggregate gross proceeds of $795,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                               Description
------                               -----------

(3)       (I) ARTICLES OF INCORPORATION; AND (II) BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to the Form SB-2 filed on June 8, 2007)

3.2       Bylaws (Incorporated by reference to the Form SB-2 filed on June 8,
          2007)

3.3 Articles of Merger (Incorporated by reference to the Form 8-K filed on October 15, 2009)

3.4 Certificate of Change (Incorporated by reference to the Form 8-K filed on October 27, 2009)

(10)      MATERIAL CONTRACTS

10.1 Assignment Agreement (Incorporated by reference to the Form 8-K filed on January 20, 2010)

10.2 Assignment Agreement (Incorporated by reference to the Form 8-K filed on January 22, 2010)

10.3 Rescission/Cancellation Agreement dated effective December 21, 2009 between Synergy Resources LLC and American Eagle Energy Inc.*

(31)      SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)      SECTION 906 CERTIFICATION

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN EAGLE ENERGY INC.
                                    (Registrant)


Dated: March 22, 2010          /s/ Richard Findley
                               -------------------------------------------------
                               Richard Findley
                               President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)