Form 10-Q/A
period 2010-01-31
American Eagle Energy Inc.
filed 2010-03-23
CIK 1401983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

55,060,000 common shares issued and outstanding as of March 10, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                           January 31,          April 30,
                                                              2010                2009
                                                            ---------           ---------
                                                                                (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $ 775,291           $   7,157
                                                            ---------           ---------

      Total Current Assets                                    775,291               7,157
                                                            ---------           ---------

      Total  Assets                                         $ 775,291           $   7,157
                                                            =========           =========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                  $   2,562           $     429
  Due to Related Parties                                       30,075                  --
                                                            ---------           ---------

      Total Liabilities                                        32,637                 429
                                                            ---------           ---------

                              STOCKHOLDERS' EQUITY

Common Stock
  150,000,000 authorized shares, par value $0.001
  55,060,000 shares issued and outstanding                     55,060              60,000
Additional Paid-in-Capital                                    809,940                  --
Subscriptions receivable                                      (10,000)                 --
Deficit accumulated during exploration stage                 (112,346)            (53,272)
                                                            ---------           ---------

      Total Stockholders' Equity                              742,654               6,728
                                                            ---------           ---------

      Total Liabilities and Stockholders' Equity            $ 775,291           $   7,157
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                                  Period from
                                                                                                                 March 14, 2007
                                       For the Three      For the Three      For the Nine      For the Nine   (Date of inception)
                                        Months Ended       Months Ended      Months Ended      Months Ended         through
                                         January 31,        January 31,       January 31,       January 31,        January 31,
                                            2010               2009              2010              2009               2010
                                        ------------       ------------      ------------      ------------       ------------
                                        (Unaudited)         (Unaudited)       (Unaudited)       (Unaudited)
REVENUES:
  Revenues                               $         --      $         --      $         --      $         --       $         --
                                         ------------      ------------      ------------      ------------       ------------

      Total Revenues                               --                --                --                --                 --
                                         ------------      ------------      ------------      ------------       ------------
EXPENSES:
  Operating Expenses
    Impairment of mineral property                 --                --                --                --              8,650
    Exploration                                    --                --                --                --              7,880
    General and Administrative                  1,839                --             3,528             1,615             13,183
    Rent, Consulting and Administrative
     Paid to Related Party                     17,376             6,258            26,514             6,258             36,306
    Professional Fees                          21,836             1,500            29,032             4,940             46,327
                                         ------------      ------------      ------------      ------------       ------------
    Total Expenses                             41,051             7,758            59,074            12,813            112,346
                                         ------------      ------------      ------------      ------------       ------------

      Net loss from Operations                (41,051)           (7,758)          (59,074)          (12,813)          (112,346)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                               --                --                --                --                 --
                                         ------------      ------------      ------------      ------------       ------------

      Net Income (Loss) for the period   $    (41,051)     $     (7,758)     $    (59,074)     $    (12,813)      $   (112,346)
                                         ============      ============      ============      ============       ============
Basic and Diluted Earnings Per Common
 Share                                          (0.00)            (0.00)            (0.00)            (0.00)
                                         ------------      ------------      ------------      ------------
Weighted Average number of Common Shares
 used in per share calculations            53,804,565        60,000,000        57,934,855        60,000,000
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

                           AMERICAN EAGLE ENERGY INC.
                       (formerly Yellow Hill Energy Inc.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                            March 14, 2007
                                                    For the Three        For the Nine    (Date of inception)
                                                     Months Ended        Months Ended          through
                                                      January 31,         January 31,         January 31,
                                                         2010                2009                2010
                                                       ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net Loss                                             $ (59,074)          $ (12,813)          $(112,346)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                           --                  --               8,650
     Accounts payable and accrued liabilities              2,133                (400)              2,562
                                                       ---------           ---------           ---------
Net Cash Used in Operating Activities                    (56,941)            (13,213)           (101,134)
                                                       ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral property acquisition cost                           --                  --              (8,650)
                                                       ---------           ---------           ---------
Net Cash Used in Investing Activities                         --                  --              (8,650)
                                                       ---------           ---------           ---------
FINANCING ACTIVITIES:
  Amounts due to related parties                          30,075                  --              30,075
  Common Stock issued for cash                           795,000                  --             855,000
                                                       ---------           ---------           ---------
Net Cash Provided from Financing Activities              825,075                  --             885,075
                                                       ---------           ---------           ---------

Increase (decrease) in Cash                              768,134             (13,213)            775,291
                                                       ---------           ---------           ---------

Cash, Beginning of the period                              7,157              28,398                  --
                                                       ---------           ---------           ---------

Cash, End of the period                                $ 775,291           $  15,185           $ 775,291
                                                       =========           =========           =========

Supplemental Information:
  Taxes paid                                           $      --           $      --           $      --
                                                       =========           =========           =========

  Interest paid                                        $      --           $      --           $      --
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

RECLASSIFICATIONS - Certain reclassifications have been made to the current quarter's financial statements to reclassify $15,100 in related party payables. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OPERATING EXPENSES

Our operating expenses for the three months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

                                                       Three Months Ended
                                                           January 31,
                                                    2010                2009
                                                  --------            --------
General and administrative                        $ 1,839             $   Nil
Rent and administrative paid to related party     $17,376             $ 6,258
Professional fees                                 $21,836             $ 1,500

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

OPERATING EXPENSES

Our operating expenses for the nine months ended January 31, 2010 and January 31, 2009 are outlined in the table below:

                                                       Nine Months Ended
                                                           January 31,
                                                    2010                2009
                                                  --------            --------
General and administrative                        $  3,528            $  1,615
Rent and administrative paid to related party     $ 26,514            $  6,258
Professional fees                                 $ 29,032            $  4,940

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

CASH FLOWS

                                                           At            At
                                                       January 31,   January 31,
                                                          2010          2009
                                                       ---------     ---------
Net Cash provided by (Used in) Operating Activities    $ (56,941)    $ (13,213)
Net Cash Provided by (Used In) Investing Activities    $     Nil     $     Nil
Net Cash Provided by Financing Activities              $ 825,075     $     Nil
Cash increase (decrease) during the year               $ 768,134     $ (13,213)

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number      Description

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

3.4 Certificate of Change (Incorporated by reference to the Form 8-K filed on October 27, 2009)

(10)      MATERIAL CONTRACTS

10.1 Assignment Agreement (Incorporated by reference to the Form 8-K filed on January 20, 2010)

10.2 Assignment Agreement (Incorporated by reference to the Form 8-K filed on January 22, 2010)

10.3* Rescission/Cancellation Agreement dated effective December 21, 2009 between Synergy Resources LLC and American Eagle Energy Inc.

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

                               AMERICAN EAGLE ENERGY INC.
                                    (Registrant)


Dated: March 23, 2010          /s/ Richard Findley
                               -------------------------------------------------
                               Richard Findley
                               President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)