Form 10-K
period 2010-04-30
American Eagle Energy Inc.
filed 2010-08-12
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No:  333-143626

AMERICAN EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-8642477 (I.R.S. Employer Identification No.)
27 North 27th Street, Suite 21G Billings, MT (Address and telephone number of Principal Executive Offices)	59101 (Zip Code)

(406) 294-9765
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 11, 2010 was $5,230,700.

The number of shares outstanding of the registrant’s common stock as of August 11, 2010 was 55,060,000.

AMERICAN EAGLE ENERGY INC.

TABLE OF CONTENTS

PART I

Item 1.  Business.

General

American Eagle Energy Inc. (“we,” “our,” “us,” or the “Company”) was incorporated in the State of Nevada as Yellow Hill Energy Inc. on March 14, 2007 to engage in the acquisition, exploration, and development of natural resource properties.  We are an exploration stage company with no revenues and a limited operating history.  Our principal executive office is located at 27 North 27th Street, Suite 21G, Billings, Montana 59101.  Our telephone number is (406) 294-9765.

Our independent auditor has issued an audit opinion for the Company, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On December 14, 2010, Jay Jhaveri resigned as President, Secretary, Treasurer, and a director of our company and Richard Findley was appointed as President, Secretary, Treasurer, and a director of our company.

On January 13, 2010, we issued an aggregate of 10,000,000 restricted shares of our common stock to four persons in a private transaction.  The shares were issued at par value, resulting in total proceeds received of $10,000.

On January 14, 2010, we issued an aggregate of 1,060,000 restricted shares of our common stock at the price of $0.75 per share, to one non-U.S. person (at that term as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)), relying on Regulation S and/or Section 4(2) of the Securities Act, pursuant to the closing of a private placement, for aggregate gross proceeds of $795,000.

On January 15, 2010, we entered into an Assignment Agreement with Murrayfield Limited, a United Kingdom company, regarding the acquisition of an interest in an oil and gas well in Mississippi (the “Oil Well Assignment”).  Lexaria Corp. and Murrayfield had entered into an Assignment Agreement, dated October 2, 2009, wherein Murrayfield had acquired from Lexaria certain interests regarding the PP F-12-4 well (the “Oil Well”) in the Belmont Lake Field in Wilkinson County, Mississippi.  Murrayfield assigned its interest in the well to us for $150,000, which consists of the costs paid by Murrayfield to Lexaria, for the acquisition of its interest.  The Oil Well was not drilled as of June 16th, 2010 due to local flooding conditions and, on that date, we entered into an Assignment Settlement Agreement with Lexaria to terminate the Oil Well Assignment.  In connection therewith, we have been refunded $150,000 less our share of incurred expenses in an attempt to drill the well for a net amount of approximately $144,000.

On January 21, 2010, we also entered into an Assignment Agreement with Murrayfield Limited, regarding the acquisition of a working interest in an oil and gas lease in Willacy County, Texas, known as the Sauz Ranch Prospect (the “Leasehold Assignment”).  Miramar Petroleum Inc. and Murrayfield had entered into an Assignment of Oil and Gas Lease, dated August 28, 2009, pursuant to a Lease Purchase and Development Agreement, dated August 5, 2009, wherein Murrayfield acquired from Miramar certain interests regarding a leasehold interest in Willacy County, Texas.  Murrayfield assigned its interest in the lease to American Eagle for $137,500, which consists of the turnkey costs paid by Murrayfield to Miramar for the acquisition of its interest.

With the Leasehold Assignment, American Eagle acquired a 12.5% working interest in an oil and gas lease in Willacy County, Texas.  The lands covered by the lease consist of 908 acres, out of the San Juan de Carrieitos, Willacy County, Texas, which covers an undivided 29/32nd of the mineral estate.  The area is also subject to another oil and gas lease owned by Exxon Mobil Corporation for the remaining 3/32nds.

During the months from February through July, 2010, we acquired approximately 6,850 net acres located in Divide County, North Dakota (the “Spyglass Prospect”) through the execution of 171 oil and gas leases.  On June 18, 2010, we sold 50% of our working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal”) and acquired a 50% working interest in approximately 4,320 net acres located in southeastern Saskatchewan (the “Hardy Prospect”) and an existing, shut-in well bore from Eternal.

In addition, we intend to enter into an operating agreement with Eternal, whereby Eternal will be responsible for managing all future exploration and operational activities for both the Hardy and Spyglass Prospects.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Competition

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.

Employees

As of April 30, 2010, we had no employees.  Our daily activities are currently managed by Richard Findley, who serves as our President and CEO and sole Officer and Director.  Mr. Findley currently devotes approximately 10 hours per week to company matters.  He will devote as much time as the board of directors determines is necessary to manage the affairs of the company.  Mr. Findley is not currently compensated for his services.

On June 7, 2010, we hired Tom Lantz to serve as our Vice President of Operations.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our stockholders.  We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly.  In addition, we will file Form 8-K and other proxy and information statements from time to time as required.  We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.  The public may read and copy any materials that we file with the Securities and Exchange Commission (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

RISK FACTORS

This Annual Report and the documents accompanying or incorporated by reference into this Annual Report contains forward-looking statements about equity exchange transaction and us within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words “believe,” “intend,” “plan,” “expect,” “forecast,” “project,” “may,” “should,” “could,” “seek,” “pro forma,” “goal,” “estimates,” “continues,” “anticipate,” and similar words.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.  Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions, or expectations.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions.  Such statements are based upon current expectations and beliefs and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed in the sections entitled “Risk Factors” below and to be contained in our subsequent periodic filings pursuant to our obligations under the Exchange Act.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Please refer to the cautionary statements regarding “forward-looking statements” immediately above.  The discussion below highlights some important risks we have identified in connection with the proposed equity exchange transaction and related transactions, but these should not be assumed to be the only factors that could affect our future performance and condition, financial or otherwise.  We do not have a policy of updating or revising forward-looking statements, and silence by management over time should not be assumed to mean that actual events are bearing out as estimated in such forward-looking statements.

An investment in our securities involves a high degree of risk.  In determining whether to purchase or sell our securities, you should carefully consider all of the material risks described below, together with the other information contained in this Annual Report, before making a decision to purchase our securities; however, as stated above, the risks below should not be assumed to be the only factors that could affect our future performance and condition, financial and otherwise.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to Our Business and Our Marketplace

We have a limited history operating in the oil and gas industry.  As a result, it is difficult to evaluate our business and prospects.

We have been in operation for less than two and a half years.  Thus, we, have a significantly limited operating and financial history available to help our stockholders evaluate our past performance.  Moreover, our limited historical financial results may not accurately predict our future performance.  Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.  As a result of the risks associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

If we acquire additional companies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, or adversely affect our operating results.

We may decide to make other investments in complementary companies.  If such investments are made, it is possible that we may not realize the anticipated benefits of such investments.  The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions, and the availability of management resources to oversee the operation of acquired businesses.  Furthermore, we may have to incur additional debt or issue additional equity securities to fund any future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders.  In addition, any profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets.  We have limited resources, and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

We have no present commitments, understandings, or plans to acquire other companies.

The “going concern” reports by our registered public accounting firm may adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price by, among other things, making it more difficult to obtain debt or equity financing.

Our independent registered public accounting firm has substantial doubt about our ability to continue as a going concern and have included an explanatory paragraph related to our ability to continue as a going concern in their report for the year-ended April 30, 2010.

Reports of independent auditors questioning a company’s ability to continue as a going concern generally are viewed unfavorably by analysts and investors.  This may make it difficult for us to raise additional debt or equity financing needed for our continued operations or for planned expansion, particularly if we are unable to attain and maintain profitable operations in the future.  Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.  You should review the reports of our independent registered public accounting firm and its financial statements and unaudited pro forma financial information before making any investment decision.

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Our properties are in the exploration stage and, accordingly, have not been proven to contain any economically viable oil or gas reserves.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.  It is possible that we may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental regulation, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events will likely materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas which may be acquired or discovered will also be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring properties or leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Desirable acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas, and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our operations or financial performance.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our company.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  To date we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we will be subject to legislation regarding emissions into the environment, water discharges and storage, and disposition of hazardous wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently, or to any greater or lesser extent, than other companies operating within the oil and gas industry.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations.  We are not insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  We may become subject to liability for pollution or hazards against which we cannot adequately insure or that we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may need additional financing to continue and grow operations, which may not be available on acceptable terms or at all.

We may need to raise additional funds to finance our operations or to grow our business.  Additional financing may not be available on terms or at times that are favorable to us, or at all.  If adequate funds are not available when required or on acceptable terms, we may be unable to continue and grow our operations.  In addition, such financing transactions, if successful, may result in additional dilution of our stockholders.  Additional financings may also result in the issuance of securities with rights, preferences, and other characteristics superior to those of the common stock and, in the case of debt or preferred stock financings, may subject us to covenants that restrict our ability to operate our business freely.

We may not successfully grow our business nor manage our growth, if any.

Our success is significantly dependent on a successful acquisition, drilling, completion, and production program. We may be unable to locate recoverable reserves or operate on a profitable basis, which would place a significant strain on our management and administrative, operational, and financial resources. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company. In addition, if we are unable to manage our expected growth effectively, our business could be harmed. There is no assurance that we will be able to expand our operations or effectively manage any growth.

Risks Associated with Investing in our Common Stock

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations.  We have neither generated any material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.  Since we have not generated any material revenues, we expect that we will need to raise additional funds through the sale of our equity securities or debt in order to effectuate our business plan and continue our business operations.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink OTC Markets, which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink OTC Markets are each separate and distinct from The Nasdaq Stock Market, Inc., and any national stock exchange, such as the New York Stock Exchange or the NYSE Amex.  Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink OTC Markets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market-makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink OTC Markets.  Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.  We are required, however, to satisfy the reporting requirements under the Exchange Act.  If we fail to do so, our shares may no longer be quoted on the OTC Bulletin Board.

Trading of our common stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The “SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock has been thinly traded and, as a result, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock have been, and may continue to be, thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and, that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we become more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.  We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained or that any trading levels will be sustained.  Due to these conditions, we cannot provide any assurances that our stockholders will be able to sell their shares at or near ask prices or at all.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

The price of our common stock could be highly volatile.

It is likely that our common stock will be subject to price volatility, low volumes of trades, and large spreads in bid and ask prices quoted by market makers.  Due to the low volume of shares that may be traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock.  This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session.  Holders of our common stock may also not be able to liquidate their investment readily or may be forced to sell at depressed prices due to low volume trading.  If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the price of the common stock would need to appreciate substantially on a relative percentage basis for an investor to recoup an investment in our shares.  Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock.  No assurance can be given that an orderly and active market in our common stock will develop or be sustained.  If an orderly and active market does not develop, holders of our common stock may be unable to sell their shares, if at all.

Investors’ interests in us will be diluted and investors may suffer dilution in net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Current stockholders will be immediately and substantially diluted upon a merger or a business combination.  Also, in the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change in our control.

We do not anticipate paying cash dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.  Properties.

We currently utilize office space at 27 North 27th Street, Suite 21G, Billings, Montana 59101.  We do not currently own any physical assets.

Item 3.  Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended April 30, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters.

Our common stock, par value $.001, has been quoted on the OTC Bulletin Board under the symbol “AMZG” since October 26, 2009, and prior to that, under the symbol “AMRE”; however, our common stock did not commence any meaningful trading until December 2009.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink OTC Markets, Inc.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended April 30, 2010:
First Quarter	$0.10	$0.10
Second Quarter	0.06	0.06
Third Quarter	1.00	0.06
Fourth Quarter	0.93	0.65
Year ended April 30, 2009:
First Quarter	0.25	0.25
Second Quarter	0.25	0.15
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.05

On August 11, 2010, we had approximately 12 stockholders of record.  We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as its transfer agent.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included herein.  This discussion includes forward-looking statements that involve risk and uncertainties.  Actual results may differ materially from those anticipated in the forward-looking statements.

Industry Overview

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces.  Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable through the early part of 2010.  Future economic instability could impact demand, caused by a consumer shift to alternative fuel sources and/or supply, driven largely by concerns regarding the economic viability of extracting natural resources, thus affecting crude oil prices.

Oil prices have significantly affected profitability and returns for upstream producers.  Oil prices cannot be predicted with any certainty.  During the past ten years the industry has experienced wide fluctuations in prices.  While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 27 North 27th Street, Suite 21G, Billings, MT, 59101.  Our telephone number is 406-294-9765.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AMZG”.

Our Company was incorporated in the State of Nevada under the name “Yellow Hill Energy Inc.” on March 14, 2007 and is engaged in the acquisition, exploration and development of natural resource properties of merit.  On October 5, 2009, we filed documents with the Nevada Secretary of State to affect a change of our name from “Yellow Hill Energy Inc.” to “American Eagle Energy Inc.” by way of a merger with our wholly owned subsidiary, American Eagle Energy Inc., which was formed solely to facilitate the name change.

On June 18, 2010, we formed a wholly owned subsidiary named AEE Canada Inc. for the purpose of conducting operations and holding title to certain assets located within Canada.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassifications, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

On October 9, 2008, Scott Lindsay resigned as our President, Chief Financial Officer and Director and Sean Mitchell resigned as our Secretary, Treasurer and Director.  As a result, on October 9, 2008, Jay Jhaveri was appointed by us to serve in these roles.  On December 14, 2009, Mr. Jhaveri resigned and was replaced by Richard Findley.  Mr. Findley currently serves as our President, Chief Financial Officer, Secretary, Treasurer and Director.  In performing his duties, Mr. Findley currently devotes approximately 10 hours per week, for which he receives no monetary or stock-based compensation.

On June 7, 2010, we hired Tom Lantz to server as our Vice President of Operations.  Mr. Lantz is currently our only paid employee.

Current Business

We are a development stage company engaged in the exploration and production of oil and gas properties.

On October 14, 2009, our board of directors approved a forward split of our Company’s stock on a one old for two new basis, such that our authorized capital increased from 75,000,000 shares with a par value of $0.001 to 150,000,000 shares with the same par value.  As a result, our issued and outstanding shares of common stock increased from 30,000,000 shares to 60,000,000 shares.  The effective date of the forward split was October 26, 2009.

On January 13, 2010, we issued 10,000,000 shares of our common stock at par value to a group of four individuals.  Gross proceeds received from the issuance totaled $10,000.  The shares are restricted from trading for periods ranging from six-months to one year from the date of issuance and are subject to certain performance standards.

On January 14, 2010, we issued 1,060,000 shares of our common stock at a price of $0.75 per share in a private transaction.  Gross proceeds from the issuance totaled $795,000.  The shares are restricted from trading for a period of 1 year from the date of issuance.

On January 15, 2010, we entered into an assignment agreement with Murrayfield Limited (“Murrayfield”), a United Kingdom company, pursuant to which we acquired a 15% working interest in an anticipated oil and gas well in Wilkinson County, Mississippi for $150,000 in cash.

On January 21, 2010, we entered into a second assignment agreement with Murrayfield, pursuant to which we acquired a 12.5% working interest in an oil and gas lease covering 908 net acres located in Willacy County, Texas for $137,500 in cash.

In February 2010, the Company began acquiring oil and gas leases in Divide County, North Dakota (the “Spyglass Prospect”), a region known for its Bakken and Three Forks zone oil production.  As of April 30, 2010, we have acquired oil and gas leases covering approximately 5,224 net acres within the Spyglass Prospect at an aggregate cost of $1,521,145.

On April 15, 2010, we entered into a Securities Purchase Agreement whereby we sold a one-year 8% Convertible Debenture with an initial principal amount of $1,000,000, convertible at $0.75 per share, and a two-year warrant for the purchase of 625,000 shares of our common stock, exercisable at $0.80 per share, to an otherwise unaffiliated third-party investor.

Results of Operations for the Years Ended April 30, 2010 vs. April 30, 2009

We are an exploration stage company and have generated no revenues.  Our net losses for the years ended April 30, 2010 and 2009 were $162,185 and $21,270, respectively.  The increase in our net loss from 2009 to 2010 is due to increases in general and administrative expenses as well as professional fees.

General and administrative expenses increased from $13,325 to $25,196 for the years ended April 30, 2009 and 2010, respectively.  The increase is primarily related to additional rent of $5,427 paid during fiscal 2010 for office space in Hong Kong, as well as office administration expenses of $5,000 incurred to support US corporate activities.

Professional fees increased from $7,945 for the year ended April 30, 2009 to $121,968 for the year ended April 30, 2010.  During fiscal 2010, we incurred $62,049 of geological and engineering consulting fees related to the research and pursuit of potential, prospective oil and gas properties.  In addition, we incurred $13,353 in accounting fees related to the audit and review of our financial statements and $46,566 of legal fees in connection with our corporate name change, SEC filings and various financing activities.

On April 15, 2010, we borrowed $1,000,000 through the sale of an 8% Secured, Convertible Debenture.  Interest expense related to the Debenture totaled $3,333 for the period from issuance through April 30, 2010.  Attached to the Debenture are 625,000 warrants to purchase shares of the Company’s stock at an initial exercise price of $0.80 per share.  A portion of the net proceeds from the issuance of the Debenture has been allocated to the warrants and recorded as an increase to additional paid in capital, resulting in a “debt discount” of $280,511.  The debt discount is being amortized over the life of the Debenture.  We recognized $11,688 of expense during the year ended April 30, 2010 related to the amortization of the discount on the Debenture.

Our net loss from inception (March 14, 2007) through April 30, 2010 was $215,457, which consisted of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.  In their report on our audited financial statements as of and for the years ended April 30, 2010 and 2009, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Liquidity and Capital Resources

In order to address our working capital needs, on April 15, 2010, we executed a Securities Purchase Agreement pursuant to which we sold a $1,000,000 Secured, Convertible Debenture to a third-party investor.  The Debenture is due April 15, 2011, and bears interest at a rate of 8% per annum.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of our common stock or a combination thereof at the initial conversion price of $0.75 per share.  The Debenture is secured by all of our assets.

In connection with the sale of the Debenture, we also granted the purchaser a Common Stock Purchase Warrant for the purchase of up to 625,000 shares of our common stock.  The Warrant expires April 15, 2012, and may be exercised at any time prior to expiration at an initial exercise price of $0.80 per share.  Additional details regarding the sale of the Debenture can be found in our Current Report on Form 8-K, filed April 15, 2010.  Proceeds from the sale of the Debenture will be used to fund general corporate purposes, as well as to further our leasing efforts in various resource opportunities.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At April 30, 2010, we had a cash balance of $825,419 and current liabilities totaling $1,717,964, resulting in a working capital deficit of $892,545.

Because the Company does not currently have sufficient working capital to satisfy its obligations, it will be necessary for the Company to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets.  The Company owns interests in oil and gas properties valued at $1,822,599 as of April 30, 2010, the liquidation of which would most likely generate proceeds in excess of the Company’s working capital deficit.  Management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting its working capital needs.

Going Concern

Our independent registered public accounting firm’s report on our financial statements as of April 30, 2010, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

American Eagle Energy Inc.
(A Development Stage Company)

Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

American Eagle Energy Inc.
(A Development Stage Company)

Index to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of directors
American Eagle Energy Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of American Eagle Energy Inc. (formerly Yellow Hill Energy Inc.), an exploration stage company, as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Inc. (an exploration stage company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPA’s
Las Vegas, Nevada
August 10, 2010.

American Eagle Energy Inc.
(A Development Stage Company)

Balance Sheet

	As of	As of
	April 30, 2010	April 30, 2009
Current assets:
Cash	$825,419	$7,157
Total current assets	825,419	7,157
Oil and gas properties (Note 3)	1,822,599	-

Total assets	$2,648,018	$7,157

Current liabilities:
Accounts payable and accrued liabilities	$899,506	$429
Due to related parties (Note 9)	87,281	-
Convertible debenture net of discount of $268,823 (Note 4)	731,177	-
Total liabilities	1,717,964	429

Commitments and contingencies (Note 7)	-	-

Stockholders' equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 55,060,000 and 60,000,000 shares issued and outstanding, respectively	55,060	60,000
Additional paid-in capital	1,090,451	-
Accumulated Deficit	(215,457)	(53,272)
Total stockholders' equity	930,054	6,728
Total liabilities and stockholders' equity	$2,648,018	$7,157

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(A Development Stage Company)

Statements of Operations

			For the Period
			from March
			14, 2007
	For the	For the	(Inception)
	Year Ended	Year ended	through
	April 30, 2010	April 30, 2009	April 30, 2010

Revenues	$-	$-	$-

Operating expenses
Impairment of mineral properties	-	-	8,650
Exploration	-	-	7,880
General and administrative expenses	25,196	13,325	44,643
Professional fees	121,968	7,945	139,263

Total operating expenses	147,164	21,270	200,436

Net loss from operations	(147,164)	(21,270)	(200,436)

Interest expense (Note 4)	3,333	-	3,333
Amortization of debt discount (Note 4)	11,688	-	11,688

Net loss	$(162,185)	$(21,270)	$(215,457)

Net loss per common share (Note 8):
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	57,582,302	60,000,000

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(A Development Stage Company)

Statements of Stockholders' Equity

For the Period from the Date of Inception through April 30, 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at March 14, 2007 (Date of Inception)	-	$-	$-	$-	$-

Stock issued - $0.001 per share	30,000,000	30,000	(15,000)	-	15,000
Stock issued - $0.003 per share	30,000,000	30,000	15,000	-	45,000
Net loss for the period	-	-	-	(32,202)	(32,202)

Balance, April 30, 2008	60,000,000	$60,000	$-	$(32,002)	$27,998

Net loss for the period	-	-	-	(21,270)	(21,270)

Balance, April 30, 2009	60,000,000	$60,000	$-	$(53,272)	$6,728

Stock cancellations	(16,000,000)	(16,000)	16,000	-	-
Private placement - $0.01 per share	10,000,000	10,000	-	-	10,000
Private placement - $0.75 per share	1,060,000	1,060	793,940	-	795,000
Issuance of warrants	-	-	280,511	-	280,511
Net loss for the period	-	-	-	(162,185)	(162,185)

Balance, April 30, 2010	55,060,000	$55,060	$1,090,451	$(215,457)	$930,054

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(A Development Stage Company)

Statements of Cash Flows

			For the Period
			from March
			14, 2007
	For the	For the	(Inception)
	Year Ended	Year ended	through
	April 30, 2010	April 30, 2009	April 30, 2010

Cash flows used for operating activities:
Net loss	$(162,185)	$(21,270)	$(215,457)
Adjustment for items not involving cash:
Impairment of mineral properties			8,650
Amortization of debt discount	11,688	-	11,688
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	28,392	29	28,821
Increase in amounts due to related parties	87,281	-	87,281
Net cash used for operating activities	(34,824)	(21,241)	(79,017)

Cash flows used for investing activities:
Acquisition of mineral rights	-	-	(8,650)
Acquisition of oil and gas properties	(951,914)	-	(951,914)
Net cash used for investing activities	(951,914)	-	(960,564)

Cash flows provided by financing activities:
Private placement - $0.001 per share	-	-	15,000
Private placement - $0.003 per share	-	-	45,000
Private placement - $0.01 per share	10,000	-	10,000
Private placement - $0.75 per share	795,000	-	795,000
Issuance of convertible debentures	1,000,000	-	1,000,000
Net cash provided by financing activities	1,805,000	-	1,865,000

Net increase (decrease) in cash	818,262	(21,241)	825,419
Cash at beginning of period	7,157	28,398	-
Cash at end of period	$825,419	$7,157	$825,419

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(A Development Stage Company)

Statements of Cash Flows

Supplemental Disclosure of Cash Flow Information

For the Period
from March
14, 2007
	For the	For the	(Inception)
	Year Ended	Year ended	through
	April 30, 2010	April 30, 2009	April 30, 2010

Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

1.	Description of Business

American Eagle Energy Inc. (the "Company") was incorporated in the state of Nevada in March 2007 under the name Yellow Hill Energy Inc.  The Company completed its prospectus offering of 30,000,000 shares of its common stock on July 18, 2007 at a price of $0.0015 per share.  On October 5, 2009, the Yellow Hill Energy merged with its wholly owned subsidiary, American Eagle Energy Inc., which was formed for the sole purpose of changing the name.  On October 14, 2009, the Company’s board of directors authorized a forward split of the Company’s common stock at a ratio of 2:1, resulting in an increase in the number of shares then authorized from 75,000,000 to 150,000,000 and an increase in the number of shares then outstanding from 30,000,000 to 60,000,000.

The Company was initially formed to serve as a vehicle for pursuing and acquiring existing businesses and, as a result, operated as a “shell” company from the date of inception through September 2009.  In October 2009, the Company shifted its focus from business acquisition activities to engaging in the acquisition, exploration and development of oil and gas properties.  As of April 30, 2010, the Company had acquired working interests in oil and gas prospects located in Mississippi, North Dakota and Texas.

Because the Company has yet to recognize any revenues from operations, the Company is currently considered to be a development stage entity and is subject to the reporting requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification section 915 (“ASC 915”).  ASC 915 requires certain disclosures regarding the Company’s operations as well as the presentation of statements of operations and cash flows for the period from the date of inception through the end of the most current reporting period.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

The Company has evaluated subsequent events through the date that the financial statements were issued and included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

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

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentration of Credit Risk

At April 30, 2010, the Company had $574,433 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns mineral rights and the valuation of the Company’s common shares that were issued for obligations. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves.   The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties.  Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

As of the end of each reporting period, the capitalized costs of each cost center are subject to a ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Long-Lived Assets

In accordance with FASB ASC 360-10-40, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Convertible Debt

In accordance with ASC 470-20-05, the Company has allocated a portion of the proceeds received from the issuance of convertible debentures to additional paid in capital to recognize the value of the common stock warrants issued in connection with the convertible debentures.  The amount charged to additional paid in capital has been offset by a charge to debt discount.  Debt discounts are amortized using the straight-line method over the life of the corresponding debt instrument.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments using available market information and appropriate valuation methodologies. Due to their short-term maturity, the fair value of financial instruments classified as current assets and current liabilities approximates their carrying values.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the years ended April 30, 2010 and 2009 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the years ended April 30, 2010 and 2009.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-Based Compensation

The Company has not adopted a stock option plan nor has it granted any stock options.  Accordingly, the Company has not recognized any stock-based compensation to date.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.    The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification was effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

Under ASC 855-10, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. As it relates to the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 3.

Management has reviewed all other newly issued accounting pronouncements and determined that none of the new pronouncements has, or is expected to have, a material effect on the Company’s financial statements as of, and for the years ended, April 30, 2010 and 2009.

3.	Oil and Gas Properties

The Company has entered into participation agreements in four exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool until such a time when proven reserves are identified.  Each prospect’s costs are transferred into the amortization base on an ongoing (well-by-well or property-by-property) basis as the prospect is evaluated and proved reserves are established or impairment is determined.

In December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of April 30, 2010, the Company has yet to enter into any oil and gas leases within the Musta Prospect.  The Company’s management is currently evaluating its opportunities within the Musta Prospect.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

In January 2010, the Company entered into two assignment agreements with Murrayfield Limited, a United Kingdom company, pursuant to which the Company paid $150,000 in cash to acquire a 15% working interest in a contemplated well located in Wilkinson County, Mississippi (the “Mississippi Prospect”) and $137,500 in cash to acquire a 12.5% working interest in an oil and gas lease located in Willacy County, Texas (the “Texas Prospect”).

Beginning in February 2010, the Company has acquired oil and gas leases on approximately 6,300 net acres in Divide County, North Dakota (the “Spyglass Prospect”).  The aggregate cost of acquiring the Spyglass Prospect leases totaled $1,521,145, of which $870,685 is accrued, but unpaid, as of April 30, 2010.

As of April 30, 2010, all of the Company's investments in oil and gas properties are located within the United States and contained in one cost center.  Because no proven reserves have been identified related to these properties, the properties are classified as “exploratory prospects” and are not currently subject to amortization.

The following is a geographical summary of the cost value of the Company’s investments in oil and gas properties as of April 30, 2010:

Mississippi	$150,000
North Dakota	1,535,099
Texas	137,500
$1,822,599

4.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third-party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense of $3,333 has accrued as of April 30, 2010.  The Debenture is due April 15, 2011 and, accordingly, is presented as a current liability on the Company’s April 30, 2010 balance sheet.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $0.75 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock at an initial conversion price of $0.75 per share. The initial conversion price is subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.  Because the initial trading value of the Company’s stock on the date the Debentures were issued was less than the initial conversion price, the Debentures are not deemed to contain a beneficial conversion feature.  Because the initial conversion price is less than the trading value of the Company’s stock as of year-end, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $66,666 as of April 30, 2010.

The Debenture may not be converted if, immediately after, the conversion would result in the holder of the Debenture possessing a beneficial ownership interest in excess of 4.99% of the Company’s then-outstanding common shares.  Upon providing 60 days prior written notice, the holder of the Debenture may increase or decrease such ownership limit, but in no instance can the ownership limit exceed 9.99% of the Company’s outstanding shares.

Attached to the convertible debentures are 625,000 warrants to purchase shares of the Company’s common stock at an initial exercise price of $0.80 per share (Note 6).  A portion of the net proceeds from the issuance of the Debenture has been allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded a debt discount in the amount of $280,511.  The debt discount is being amortized using the straight line method over the life of the Debenture.  The Company recognized amortization expense associated with the debt discount of $11,688 for the year ended April 30, 2010.  The amount of the unamortized debt discount was $268,823 as of April 30, 2010.

The Company has reserved 1,333,333 shares of its common stock in the event that the Debenture is converted and an additional 625,000 shares of its common stock in the event that the Warrants are exercised.

5.	Deferred Income Taxes

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the years ended April 30, 2010 and 2009.  Significant components of the Company’s deferred income tax assets at April 30, 2010 and 2009 are as follows:

	April 30, 2010	April 30, 2009
Deferred tax assets:
Net operating loss carryforward	$73,255	$18,112
Less: valuation allowance	(73,255)	(18,112)
Net deferred tax assets	-	-

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For The	For the
	Year Ended	Year ended
	April 30, 2010	April 30, 2009
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective income tax rate	-	-

As of April 30, 2010, the Company has estimated available federal net operating loss carryforwards of $215,457.  The federal net operating loss carryforwards will begin to expire in 2027. Based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized through future taxable earnings and, accordingly, has established a full valuation allowance for them. The valuation allowance increased by $55,143 during the year ended April 30, 2010 as a result of the current year’s net losses.

6.	Equity Transactions

The Company was originally incorporated with 75,000.000 shares authorized with a par value of $0.001 per share.

Forward Stock Split

On October 14, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on a 1 old share for 2 new shares basis.  As a result, the Company’s authorized capital increased from 75,000,000 shares of common stock to 150,000,000 shares of common stock.  Par value remained unchanged.  As a result of the split, the number of outstanding shares of common stock issued and outstanding increased from 30,000,000 shares of common stock to 60,000,000 shares.

Unless otherwise noted, all references in the financial statements to numbers of shares of common stock and weighted average number of common shares outstanding have been restated to reflect the October 14, 2009 forward stock split.

Cancellation of Shares

In December 2009, 16,000,000 common shares that were previously issued to two of the Company’s founders’ were returned to the Company and cancelled.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

Private Placements

In January 2010, the Company issued an aggregate of 10,000,000 restricted shares of our common stock at a price of $0.001 to four individuals in a private transaction.  Proceeds received from the sale of the stock totaled $10,000.

Also in January 2010, the Company issued 1,060,000 restricted shares of the Company’s common stock at a price of $0.75 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 4), the Company also granted to the purchaser of the Debenture a warrant to purchase up to 625,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share.  The warrant expires on April 15, 2012.

The initial purchase exercise price is subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.

A summary of warrant activity for the years ended April 30, 2010 and 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Warrants	Price	Term

Outstanding at April 30, 2008	-	-	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at April 30, 2009	-	-	-
Issued	625,000	$0.80	2.0 years
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at April 30, 2010	625,000	$0.80	1.96 years

Exercisable at April 30, 2010	625,000	$0.80	1.96 years

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended April 30, 2010 were as follows:

Risk-free interest rate	1.04%
Estimated volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants issued	$0.62

Shares Reserved for Future Issuance

As of April 30, 2010, the Company has reserved 1,958,333 shares for future issuance upon the conversion of the Debenture and the exercise of the outstanding warrants.

7.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended April 30, 2010 and 2009 of $150,497 and $21,270, respectively, and has an accumulated deficit of $203,789 as of April 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

No assurances can be given that the Company will obtain sufficient working capital, either through the sale of oil and gas properties, the issuance of common stock or by leveraging the Company's current assets, or that the implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the years ended April 30, 2010 and 2009:

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

	For The	For the
	Year Ended	Year ended
	April 30, 2010	April 30, 2009

Net loss	$(162,185)	$(21,270)
Weighted average number of common shares outstanding	57,582,302	60,000,000
Incremental shares from the assumed exercise of dilutive stock options	-	-
Diluted common shares outstanding	57,582,302	60,000,000
Net loss per share, basic and diluted	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2010	2009
Convertible Debentures	1,333,333	-
Warrants	625,000	-

9.	Related Party Transactions

For the period May 1 through December 14, 2009, the Company rented office space from an entity owned and controlled by the then President and Director of the Company.  Total rents paid to the related entity totaled $12,927 and $7,500 for the years ended April 30, 2010 and 2009, respectively.

In August 2009, the Company obtained a $14,975 unsecured loan from its then President and Director.   The loan bears no interest and has no specific term of repayment.

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. The Company’s current President and Director is also a member of Synergy’s management team.  Fees incurred or accrued related to the services provided by Synergy during the year totaled $60,000.  The fees were accrued as of April 30, 2010 and paid in May 2010.

Also in January 2010, as part of the 10,000,000-share private placement, the Company issued 3,166,667 shares of its common stock to an entity controlled by its President.  Proceeds received from the sale of the stock totaled $3,167.

As of April 30, 2010, the Company owes $12,306 to Prospector Oil Inc. (“Prospector”), an entity controlled by its current President and Director, for various expenses paid by Prospector on the Company’s behalf.  The amounts owed to Prospector were subsequently paid in May and June 2010.

American Eagle Energy Inc.
(A Development Stage Company)

Notes to the Financial Statements

As of and for the Years Ended April 30, 2010 and 2009
and from the Date of Inception through April 30, 2010

10.	Subsequent Events

On June 16, 2010, the Company resold its interest in the Mississippi Prospect to the original seller.  Net proceeds from the sale totaled $144,063, which represent the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.

On June 18, 2010, the Company entered into an agreement to sell 50% of its working interest in the Spyglass Prospect to Eternal Energy Corp. in exchange for a 50% working interest in approximately 4,320 net acres located in Southeastern Saskatchewan.

Other than the items discussed above, no events or transactions have occurred subsequent to April 30, 2010 that would have a material effect on the Company’s balance sheet as of April 30, 2010, or on its statements of operations, stockholders’ equity and cash flows for the periods then ended.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements in the applicable period.

Item 9A(T).  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

Our Principal Executive Officer and Principal Financial Officer conducted a review to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in internal controls during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our current executive officer and director as of July 7, 2010:

Name	Age	Position
Richard Findley	70	President, Treasurer, Secretary, and Director

Richard (Dick) Findley was appointed President, Secretary, Treasurer, and a director of our Company on December 14, 2009.  Mr. Findley is a geologist engaged in exploration for oil and gas.  His professional work experience totals 35 years and began in February 1975 with Tenneco Oil Company, Denver, Colorado and continued with Patrick Petroleum, Billings, Montana in January 1978.  He formed Prospector Oil, Inc. in September 1983 to build an independent company working within the Williston Basin and Northern Rockies.  He served as Chairman of the Board for Ryland Oil Company, a company engaged in Bakken exploitation in Saskatchewan and North Dakota (June 2007 to November 2007) and served as a board member for RPT Uranium Inc. (July 2008 to June 2009).

Mr. Findley has been credited with discovering Elm Coulee Field in the Bakken Formation in Richland County, Montana, which has opened the Bakken Play in the US and Canadian Williston Basin.  The United States Geological Survey has assessed 3 to 4.3 billion barrels of recoverable oil in the Bakken Formation from the United States’ portion of the Williston Basin.  Mr. Findley’s story has been featured in publications, including the Wall Street Journal and the Canadian National Post, as well as other international papers in Italy and the Netherlands.  He has also been the subject in oil and gas trade journals, including the American Oil and Gas Reporter, Petroleum Intelligence Weekly, and the AAPG Explorer magazine.

Mr. Findley attended Texas A&M University, where he obtained a Bachelor of Science Degree in 1973 and a Master of Science Degree in 1975.  He was awarded a Tenneco Fellowship Grant from 1973 - 1975 and received a co-authored best paper award - Third Place, Gulf Coast Association of Geological Societies - 1973.  Mr. Findley also received the Michel T. Halbouty Fellowship in 1974.  In December 2006, Texas A&M awarded him the Michel Halbouty Medal for distinguished achievement in geosciences and earth resources exploration development and conservation.

Mr. Findley is a member of the American Association of Petroleum Geologists since 1974 and received "The Outstanding Explorer Award" in 2006.  He is also a member of the Montana Geological Society, where he served as Secretary, Treasurer, First and Second Vice President and was President for the Society 2000 - 2001 and represented Montana on the AAPG House of Delegates.  He is also a member of the Rocky Mountain Association of Geologists.

Board Meetings

Our board of directors held three meetings and executed seven consents during the fiscal year ended April 30, 2010.

Board Nominations

We have a Nominating and Corporate Governance Committee which has the responsibility of (i) overseeing corporate governance matters and (ii) nominating new members to serve on the board of directors. The Nominating and Corporate Governance Committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act and other applicable rules and regulations. Recommendation materials are required to be sent to the board of directors at our address listed in this Annual Report. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our board of directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The Nominating and Corporate Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

The Nominating and Corporate Governance Committee considers and evaluates director candidates that are suggested by members of the board of directors, as well as management and stockholders.  Although it has not previously done so, the Nominating and Corporate Governance Committee may also retain a third-party executive search firm to identify candidates.  The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others as schedules permit, meeting to consider and approve the candidate, and, as appropriate, preparing and presenting an analysis with regard to particular recommended candidates.  The Nominating and Corporate Governance Committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals.

Our stockholders may send communications to our board of directors by writing to American Eagle Energy Inc., 27 North 27th Street, Suite 21G, Billings, Montana 59101, attention:  Richard Findley.

Committees

We have three standing committees:  an Audit Committee; a Nominating and Corporate Governance Committee; and a Compensation Committee.  Currently, Richard Findley is the sole member of each of these committees.

Audit Committee

As more fully described in its charter, the Audit Committee is responsible for overseeing our accounting and financial reporting processes, which include the Company’s compliance with legal and regulatory requirements, the performance of the Company’s internal audit function, outside audit function and the independent auditors, the quality and integrity of the Company’s financial statements and reports, reviewing and approving all audit engagement fees and terms, as well as all non-audit engagements with the independent auditors, and the production of the audit report required under the rules promulgated by the SEC.

We do not currently have an audit committee financial expert.  Management does not believe it is necessary for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the Audit Committee requiring such an expert.

Nominating and Corporate Governance Committee

As described more fully in its charter, the Nominating and Corporate Governance Committee is responsible for identifying qualified individuals to become members of the Company’s board of directors and for developing and implementing policies and procedures as guidelines for the proper corporate governance of the board of directors.  Among its specific duties, the Nominating and Corporate Governance Committee:

•
recommend qualified nominees for election at the next annual or special meeting of stockholders at which directors are to be elected (or to fill any vacancies or newly created directorships that may occur between such meetings);

•	recommend Directors for appointment to other committees of the board of directors;

•	review and make recommendations to the board of directors regarding compensation for the Company’s Directors;

•	develop and recommend to the board of directors the Company’s Corporate Governance Guidelines, Code of Business Conduct and Code of Ethics; and

•	oversee compliance with corporate governance documents.

Compensation Committee

As more fully described in its charter, the primary responsibilities of the Compensation Committee are to:

•	recommend compensation for the Company’s chief executive officer and other executive officers;

•	produce a report on executive compensation for inclusion in the Company’s annual meeting proxy statement;

•	oversee the Company’s compensation and benefits policies generally;

•	evaluate senior executive performance; and

•	reviewing the Company’s management succession plan;

Compensation Committee Interlocks and Insider Participation

Richard Findley, who is the sole director, is also the Company’s sole officer, and sole member of the Compensation Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such reports, management believes that the Company was compliant with all filing requirements of Section 16(a) applicable to our officers, directors, and 10% stockholders during the year ended April 30, 2010.

Code of Ethics

The Company adopted a code of ethics that applies to all of its executive officers and employees.  Copies of the Company’s code of ethics are available free of charge.  Please contact American Eagle Energy Inc., 27 North 27th Street, Suite 21G, Billings, MT 59101, attention:  Richard Findley, to request a copy of our code of ethics.  Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

Item 11.  Executive Compensation.

The Company does not currently compensate its director for his services.

The following table sets forth certain annual and long-term compensation paid to the Company’s current executive officer and a former executive officer who resigned on December 14, 2009.

Summary Compensation Table

[PLEASE CONFIRM CHART]

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Findley, President, Secretary, and Treasurer[1]	2010	None	None	None	None	None	None	None	None

Jay Jhaveri, President, Secretary, and Treasurer[1]	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None	None

1.      Mr. Findley assumed the roles of President, Secretary, and Treasurer on December 14, 2009, upon the resignation of Mr. Jhaveri.

Employment and Consulting Agreements

There are no employment contracts or consulting agreements with our current director or officer.

Compensation Policy

The Board will review and determine the compensation provided to our executive officer, including stock compensation.  In addition, the Board will review and make recommendations on stock compensation arrangements for all of our employees.

Our executive compensation policy is designed to enable it to attract, motivate and retain highly qualified executive officers.  The key components of the compensation program will be:

•	base salary;

•	annual incentive bonus awards; and

•	stock options or other awards under any future incentive plan.

In arriving at specific levels of compensation for executive officers, the Board will rely on:

•	the recommendations of management;

•	benchmarks provided by generally available compensation surveys;

•	the experience of board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in a similar industry; and

•	the advice and counsel of experts and advisors with broad experience in the field of executive compensation.

The Board will seek to ensure that an appropriate relationship exists between executive pay and corporate performance. Executive officers are entitled to customary benefits generally available to all Company employees, including group medical insurance. The Board may retain compensation consultants to assist the board in determining the compensation of the President or senior executive officers. The Board may form and delegate authority to committees and may delegate authority to one or more designated members of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of August 11, 2010, by:  (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) our current directors, (iii) our current executive officers, and (iv) all of our directors and executive officers as a group.

Except as indicated by the footnotes below, management believes, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of August 11, 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)
Richard Findley (sole director and executive officer) (2)	3,166,668 shares	5.8%

(1)	Based on 55,060,000 shares of common stock issued and outstanding as of August 11, 2010.

(2)	27 North 27th Street, Suite 21G, Billings, Montana 59101

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

For the period May 1 through December 14, 2009, the Company rented office space from an entity owned and controlled by the Jay Jhaveri, our then-President and Director of the Company.  Total rents paid to the related entity totaled $12,927 and $7,500 for the years ended April 30, 2010 and 2009, respectively.

In August 2009, the Company obtained a $14,975 unsecured loan from its then Mr. Jhaveri.  The loan bears no interest and has no specific term of repayment.

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services.  Richard Findley, our current President and Director, is also a member of Synergy’s management team.  Fees incurred or accrued related to the services provided by Synergy during the year totaled $60,000.  The fees were accrued as of April 30, 2010 and paid in May 2010.

Also in January 2010, the Company issued 3,166,667 shares of its common stock to an entity controlled by Mr. Findley in a private transaction.  Proceeds received from the sale of the stock totaled $3,167.

As of April 30, 2010, the Company owes $12,306 to Prospector Oil Inc. (“Prospector”) for various expenses paid by Prospector on the Company’s behalf.  Mr. Findley currently serves as Prospector’s Chief Executive Officer.

Item 14.  Principal Accountant Fees and Services.

For the years ended April 30, 2009 and 2010, Seale and Beers, CPA’s (“Seale”) audited our financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by Seale for the years ended April 30, 2010 and 2009, were as follows:

	2010	2009

Audit Fees	$13,125	$8,000

Audit Related Fees (1)	$4,750	-0-

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$17,875	$8,000

(1)	First, Second, and Third quarter review fees for our fiscal year ended April 30, 2010.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our registered public accounting firm.  We believe that all audit engagement fees and terms and permitted non-audit services provided by our registered public accounting firm described in the above table were approved in advance by our Board.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

[TO BE INSERTED FROM SEPARATE DOCUMENT]

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

3.1
Articles of Incorporation, as filed with the Secretary of State of the State of Nevada, effective March 14, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, filed June 8, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2, filed June 8, 2007).

3.3
Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective October 5, 2009 (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K, filed October 5, 2009).

3.4
Certificate of Change, as filed with the Secretary of State of the State of Nevada, effective October 15, 2009 (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K, filed October 14, 2009).

10.1*	Form of Private Placement Subscription Agreement for an aggregate amount of 10,000,000 shares, dated December 21, 2009

10.2*	Escrow Agreement among American Eagle Energy Inc, Golden Vista Energy, LLC, Thomas G. Lantz, Steven Swanson and Baker & Hostetler, LLP dated December 21, 2009..

10.3
Assignment Agreement between the Company and Murrayfield Limited, effective January 15, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 20, 2010).

10.4
Assignment Agreement between the Company and Murrayfield Limited, effective January 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 22, 2010).

10.5
Termination Agreement (of the US Pebble Acquisition Agreement) among Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., and Rover Resources Inc., dated April 29, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed May 19, 2010).

10.6
Termination Agreement (of the Canadian Pebble Acquisition Agreement) among Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., and Pebble Petroleum Inc., dated April 29, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed May 19, 2010).

10.7
Termination Agreement (of the US Prospect Acquisition Agreement) among Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Rover Resources Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz, and Ryland Oil Corporation, dated May 11, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed May 19, 2010).

10.8
Termination Agreement (of the Canadian Prospect Acquisition Agreement) among Eternal Energy Corp., Fairway Exploration LLC, Prospector Oil, Inc., Pebble Petroleum Inc., Steven Swanson, Richard L. Findley, Thomas G. Lantz, and Ryland Oil Corporation, dated May 11, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed May 19, 2010).

10.9*	Securities Purchase Agreement between the Company and Cat Brokerage AG, dated April 15, 2010.

10.10*	Debenture of Eternal Energy Corp. in favor of Cat Brokerage AG, dated April 15, 2010.

10.11	Security Agreement between the Company and Cat Brokerage AG, dated April 15, 2010.

10.12	Common Stock Purchase Warrant agreement between the Company and Cat Brokerage AG, dated April 15, 2010.

10.13	Registration Rights Agreement between the Company and Cat Brokerage AG, dated April 15, 2010.

10.14	Assignment Settlement Agreement between the Company and Lexaria Corp., dated June 16, 2010.

10.15	Letter Agreement between the Company and Eternal Energy Corp., dated June 18, 2010.

10.16	Form of Private Placement Subscription Agreement between American Eagle Energy Inc. and Finter Bank Zurich, dated December 16, 2009.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

By:	/s/ RICHARD FINDLEY
Richard Findley
President (Principal Executive Officer)

/s/ RICHARD FINDLEY
Richard Findley
Treasurer (Principal Accounting Officer)

Date: August 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD FINDLEY	President, Treasurer, Secretary, and	August 12, 2010
Richard Findley	Director