Form 10-Q
period 2010-07-31
American Eagle Energy Inc.
filed 2010-09-03
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number:  333-143626

AMERICAN EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8642477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 North 27th Street, Suite 21G, Billings, MT	59101
(Address of principal executive offices)	(Zip Code)

(406) 294-9765
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
55,060,000 shares of common stock issued and outstanding at September 3, 2010.

AMERICAN EAGLE ENERGY INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 31, 2010

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements (Unaudited)	F-1

Interim Balance Sheets – July 31, 2010 (Unaudited) and April 30, 2010 (Audited)	F-3

Interim Statements of Operations For the Period from Inception through July 31, 2010 and for Each of the Three-Month Periods Ended July 31, 2010 and 2009 (Unaudited)	F-4

Interim Statements of Cash Flows for the Period from Inception through July 31, 2010 and for Each of the Three-Month Periods Ended July 31, 2010 and 2009 (Unaudited)	F-5

Notes to the Interim Financial Statements (Unaudited)	F-7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4 - Controls and Procedures	7

PART II - OTHER INFORMATION

Item 6 – Exhibits	8

Signatures	10

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

American Eagle Energy Inc.
(An Exploration Stage Company)

Interim Financial Statements

As of July 31, 2010 and April 30, 2010
and for the Three-Month Periods ended July 31, 2010 and 2009

American Eagle Energy Inc.
(An Exploration Stage Company)

Index to the Interim Financial Statements (Unaudited)

As of July 31, 2010 and April 30, 2010 and
For the Period from Inception through July 31, 2010 and for Each of the Three-Month Periods
ended July 31, 2010 and 2009

Financial Statements of American Eagle Energy Inc.:

Interim Balance Sheet as of July 31, 2010 (Unaudited) and Year-End Balance Sheet as of April 30, 2010 (Audited)	F-3

Interim Statements of Operations from the Date of Inception through July 31, 2010 and for Three-Month Periods Ended July 31, 2010 and 2009 (Unaudited)	F-4

Interim Statements of Cash Flows from the Date of Inception through July 31, 2010 and for Three-Month Periods Ended July 31, 2010 and 2009 (Unaudited)	F-5

Notes to the Interim Financial Statements (Unaudited)	F-7

American Eagle Energy Inc.
(An Exploration Stage Company)

Interim Balance Sheets

As of July 31, 2010 (Unaudited) and April 30, 2010 (Audited)

	As of	As of
	July 31, 2010	April 30, 2010
	(Unaudited)	(Audited)
Current assets:
Cash	$473,144	$825,419
Total current assets	473,144	825,419

Oil and gas properties, subject to amortization (Note 3)	900,799	-
Oil and gas properties, not subject to amortization (Note 3)	1,097,119	1,822,599
Total oil and gas properties	1,997,918	1,822,599

Marketable securities (Note 4)	174,323	-

Total assets	$2,645,385	$2,648,018

Current liabilities:
Accounts payable and accrued liabilities	$948,835	$899,506
Due to related parties (Note 8)	41,876	87,281
Convertible debenture, net of discount of $198,695 and $268,823, respectively (Note 5)	801,305	731,177
Total current liabilities	1,792,016	1,717,964

Commitments and contingencies (Note 7)	-	-

Stockholders' equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 55,060,000 shares issued and outstanding, respectively	55,060	55,060
Additional paid-in capital	1,090,451	1,090,451
Accumulated deficit	(441,830)	(215,457)
Unrealized gains on marketable securities	149,688	-
Total stockholders' equity	853,369	930,054

Total liabilities and stockholders' equity	$2,645,385	$2,648,018

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(An Exploration Stage Company)

Interim Statements of Operations (Unaudited)

For the Period from Inception through July 31, 2010 and for the Three-Month Periods
Ended July 31, 2010 and 2009

			For the Period
			from March
	For the	For the	14, 2007
	Three-Month	Three-Month	(Inception)
	Period Ended	Period Ended	through
	July 31, 2010	July 31, 2009	July 31, 2010

Revenues	$-	$-	$-

Operating expenses
Exploration	-	-	7,880
General and administrative expenses	44,716	4,968	89,359
Impairment of mineral properties	5,936	-	14,586
Professional fees	85,594	3,500	224,856

Total operating expenses	136,246	8,468	336,681

Net loss from operations	(136,246)	(8,468)	(336,181)

Interest expense (Note 5)	20,000	-	23,333
Amortization of debt discount (Note 5)	70,128	-	81,816

Net loss	$(226,374)	$(8,468)	$(441,830)

Net loss per common share (Note 8):
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	55,060,000	60,000,000

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(An Exploration Stage Company)

Interim Statements of Cash Flows (Unaudited)

For the Period from Inception through July 31, 2010 and for the Three-Month Periods
Ended July 31, 2010 and 2009

			For the Period
			from March
	For the	For the	14, 2007
	Three-Month	Three-Month	(Inception)
	Period Ended	Period ended	through
	July 31, 2010	July 31, 2009	July 31, 2010

Cash flows used for operating activities:
Net loss	$(226,374)	$(8,468)	$(441,830)
Adjustment for items not involving cash:
Impairment of mineral properties	5,937	-	14,587
Amortization of debt discount	70,128	-	81,816
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	24,747	1,513	53,566
Increase in amounts due to related parties	(45,405)	-	41,876
Net cash used for operating activities	(170,967)	(6,955)	(249,985)

Cash flows used for investing activities:
Acquisition of mineral rights	-	-	(8,650)
Investment in marketable securities	(24,635)	-	(24,635)
Acquisition of oil and gas properties	(300,736)	-	(1,252,649)
Sale of oil and gas properties	144,063	-	144,063
Net cash used for investing activities	(181,308)	-	(1,141,871)

Cash flows provided by financing activities:
Private placement - $0.001 per share	-	-	15,000
Private placement - $0.003 per share	-	-	45,000
Private placement - $0.01 per share	-	-	10,000
Private placement - $0.75 per share	-	-	795,000
Issuance of convertible debentures	-	-	1,000,000
Net cash provided by financing activities	-	-	1,865,000
Net increase (decrease) in cash	(352,275)	(6,955)	473,144
Cash at beginning of period	825,419	7,156	-
Cash at end of period	$473,144	$201	$473,144

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(An Exploration Stage Company)

Interim Statements of Cash Flows (Unaudited)

For the Period from Inception through July 31, 2010 and for the Three-Month Periods
Ended July 31, 2010 and 2009

Supplemental Disclosure of Cash Flow Information

For the Period
from March
	For the	For the	14, 2007
	Three-Month	Three-Month	(Inception)
	Period Ended	Period Ended	through
	July 31, 2010	July 31, 2009	July 31, 2010

Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

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

The Company was initially formed to serve as a vehicle for pursuing and acquiring existing businesses and, as a result, operated as a “shell” company from the date of inception through September 2009.  In October 2009, the Company shifted its focus from business acquisition activities to engaging in the acquisition, exploration and development of oil and gas properties.  As of July 31, 2010, the Company had acquired working interests in oil and gas prospects located in North Dakota, Texas and southeastern Saskatchewan, Canada.

Because the Company has yet to recognize any revenues from operations, the Company is currently considered to be an exploration stage entity and is subject to the reporting requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification section 915 (“ASC 915”).  ASC 915 requires certain disclosures regarding the Company’s operations as well as the presentation of statements of operations and cash flows for the period from the date of inception through the end of the most current reporting period.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

The Company has evaluated subsequent events through the date that the financial statements were issued and included in the Company’s Quarterly Report on Form 10-Q for the three-month period ended July 31, 2010.

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

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

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

Concentration of Credit Risk

At July 31, 2010, the Company had $234,839 on deposit that exceeded United States (FDIC) federally insurance limit of $250,000 per bank. The Company believes this credit risk is mitigated by the financial strength of the financial institution.

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

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

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

Fair Value of Financial Instruments

By definition, investments in debt and equity securities are financial instruments.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Accounting Standards describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as the consideration of counterparty credit risk in its assessment of fair value.

The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of July 31, 2010, are classified in the table below in one of the three categories described above:

Fair Value Measurements at July 31, 2010:	Level 1	Level 2	Level 3	Total
Cash & equivalents	$473,144	-	-	$473,144
Marketable securities	174,323	-	-	174,323
	$647,467	-	-	$647,467

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share for the three-month periods ended July 31, 2010 and 2009 and for the period from inception through July 31, 2010 is computed in the same way as basic loss per common share, as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended July 31, 2010 and 2009.

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

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

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

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

Management has reviewed all other newly issued accounting pronouncements and determined that none of the new pronouncements has, or is expected to have, a material effect on the Company’s financial statements as of, and for the three-month periods ended, July 31, 2010 and 2009.

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

In December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of July 31, 2010, the Company has yet to enter into any oil and gas leases within the Musta Prospect.  The Company’s management is currently evaluating its opportunities within the Musta Prospect.

In January 2010, the Company entered into two assignment agreements with Murrayfield Limited, a United Kingdom company, pursuant to which the Company paid $150,000 in cash to acquire a 15% working interest in a contemplated well located in Wilkinson County, Mississippi (the “Mississippi Prospect”) and $137,500 in cash to acquire a 12.5% working interest in an oil and gas lease located in Willacy County, Texas (the “Texas Prospect”). In June 2010, the Company resold its interest in the Mississippi Prospect to the original seller. Net proceeds from the sale totaled $144,063, which represent the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.

Beginning in February 2010, the Company has acquired oil and gas leases on approximately 6,300 net acres in Divide County, North Dakota (the “Spyglass Prospect”).  The aggregate cost of acquiring the Spyglass Prospect leases incurred to date totaled $1,741,216, of which $566,912 is accrued, but unpaid, as of July 31, 2010.

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

In June 2010, the Company sold 50% of its working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal”) in exchange for a 50% working interest in approximately 4,320 net acres located in Southeastern Saskatchewan (the “Hardy Property”).  As a result, the Company reclassified half of the then-cost-basis of its Spyglass Prospect to the newly acquired Hardy Property.  The Company and Eternal have agreed that Eternal would oversee all future exploration and operational activities associated with their shared acreage.  The Company is obligated to pay 50% of the cost of any exploration or development costs incurred.  As of July 31, 2010, the allocated cost basis of the Company’s investment in the Hardy Property was $900,799.

In June and July 2010, the Company acquired oil and gas leases on approximately 178 acres located in Richland County, Montana (The "Sidney North Prospect") at an aggregate cost of $48,760.

As of July 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and one pool that is not subject to amortization because no proven reserves have been identified related to these properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

As of July 31, 2010 and April 30, 2010, the Company's cost centers are as follows:

	July 31, 2010		April 30, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$1,097,119	$-	$1,822,599
Canada	900,799	-	-	-
Total	$900,799	$1,097,119	$-	$1,822,599

4.	Marketable Securities

In June 2010, the Company purchased 500,000 shares of common stock in Covenant Resources Inc. (“Covenant”), a Canadian resources company, at a purchase price of $0.05 per share. Attached to each share of common stock purchased is a warrant to purchase an additional share of Covenant’s common stock at a purchase price of $0.05 per share. The warrants have a two-year life and expire on June 23, 2012. Total consideration paid to acquire the common shares and warrants was $24,635 ($25,000 $CDN). The Company is restricted from selling the Covenant shares or exercising the associated warrants until October 2010. Management considers the investment in Covenant as “available for sale” but has no intention of liquidating the investments during the twelve-month period. Accordingly, the marketable securities have been classified as non-current assets.

The Covenant shares and warrants have an estimated aggregate fair market value of $174,323 as of July 31, 2010.  The Company has reported unrealized gains associated with the Covenant shares and warrants totaling $149,688 during the three-month period ended July 31, 2010.  The unrealized gains represent the only components of other comprehensive income as of July 31, 2010.

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

The assumptions used in the Black-Scholes option pricing model for valuing the warrants at July 31, 2010 were as follows:

Risk-free interest rate	0.55%
Expected volatility of common stock	442%
Dividend yield	$0.00
Expected life of options	1.9 years
Weighted average fair market value of warrants	$0.18

5.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third-party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense of $20,000 was incurred during the three-month period ended July 31, 2010.  Accrued interest payable as of July 31, 2010 totaled $23,333.  The Debenture is due April 15, 2011 and, accordingly, is presented as a current liability on the Company’s July 31 2010 and April 30, 2010 balance sheets.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $0.75 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock at an initial conversion price of $0.75 per share. The initial conversion price is subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.  Because the initial trading value of the Company’s stock on the date the Debentures were issued was less than the initial conversion price, the Debentures are not deemed to contain a beneficial conversion feature.  Because the initial conversion price is less than the trading value of the Company’s stock as of year-end, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $200,000 as of July 31, 2010.

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

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

Attached to the convertible debentures are 625,000 warrants to purchase shares of the Company’s common stock at an initial exercise price of $0.80 per share (Note 6). A portion of the net proceeds from the issuance of the Debenture has been allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded a debt discount in the amount of $280,511. The debt discount is being amortized using the straight line method over the life of the Debenture. The Company recognized amortization expense associated with the debt discount of $70,128 for the three-month period ended July 31, 2010. The amount of the unamortized debt discount was $198,695 and $268,823 as of July 31, 2010 and April 30, 2010, respectively.

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

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 5), the Company also granted to the purchaser of the Debenture a warrant to purchase up to 625,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share.  The warrant expires on April 15, 2012.

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

A summary of warrant activity for the year ended April 30, 2010 and the three-month period ended July 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contract
	Warrants	Price	Term

Outstanding at April 30, 2009	-	-	-
Issued	625,000	$0.80	2.0 years
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-

Outstanding at April 30, 2010	625,000	$0.80	1.96 years
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-

Outstanding at July 31, 2010	625,000	$0.80	1.71 years

Exercisable at July 31, 2010	625,000	$0.80	1.71 years

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended April 30, 2010 were as follows:

Risk-free interest rate	1.04%
Estimated volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants issued	$0.62

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

Shares Reserved for Future Issuance

As of July 31, 2010, the Company has reserved 1,958,333 shares for future issuance upon the conversion of the Debenture and the exercise of the outstanding warrants.

7.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month period ended July 31, 2010 and for the period from inception through July 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month periods ended July 31, 2010 and 2009:

	For The	For the
	Three-Month	Three-Month
	Period Ended	Period Ended
	July 31, 2010	July 31, 2009

Net loss	$(226,374)	$(8,468)

Basic weighted average number of common shares outstanding	55,060,000	60,000,000
Diluted common shares outstanding	55,060,000	60,000,000

Net loss per share, basic and diluted	$(0.00)	$(0.00)

American Eagle Energy Inc.
(An Exploration Stage Company)

Notes to the Interim Financial Statements (Unaudited)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For The	For the
	Three-Month	Three-Month
	Period Ended	Period Ended
	July 31, 2010	July 31, 2009
Convertible Debentures	1,333,333	-
Warrants	625,000	-

9.	Related Party Transactions

For the period May 1 through December 14, 2009, the Company rented office space from an entity owned and controlled by the then President and Director of the Company.  Total rents paid to the related entity totaled $0 and $4,539 for the three-month periods ended July 31, 2010 and 2009, respectively.

In August 2009, the Company obtained a $14,975 unsecured loan from its then President and Director.   The loan bears no interest and has no specific term of repayment.  The loan is still outstanding as of July 31, 2010.

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. The Company’s current President and Director is also a member of Synergy’s management team.  Fees incurred or accrued related to the services provided by Synergy during the three-month period ended July 31, 2010 totaled $35,000.

The Company has entered into joint ventures with Eternal Energy Corp. (“Eternal”) pursuant to which each entity owns 50% working interests in the Hardy Property and Spyglass Prospect.  As of July 31, 2010 and April 30, 2010, the Company owes Eternal Energy $155,643 and $0, respectively, related to its 50% working interest in drilling costs associated with the Hardy Property.  In addition, Eternal owes the Company $128,743 and $0, respectively, related to Eternal’s portion of unpaid lease bonuses and brokerage costs associated with the Spyglass Prospect.  These amounts have been netted for financial reporting purposes.

10.	Subsequent Events

No events or transactions have occurred subsequent to July 31, 2010 that would have a material effect on the Company’s balance sheet as of July 31, 2010, or on its statements of operations, stockholders’ equity and cash flows for the three-month period then ended.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Oil prices have significantly affected profitability and returns for upstream producers.  Oil prices cannot be predicted with any certainty.  During the past ten years, the industry has experienced wide fluctuations in prices.  While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence.

Company Overview

The address of our principal executive office is 27 North 27th Street, Suite 21G, Billings, MT 59101.  Our telephone number is 406-294-9765.

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

On June 16, 2010, we resold our interest in the Mississippi Prospect to the original seller and received net proceeds of $144,063, which represented the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.

On June 18, 2010, we sold 50% of our working interest in the Spyglass Prospect and purchased a 50% working interest in approximately 4,320 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”) from Eternal Energy Corp. (“Eternal”).  The Hardy Property contains an existing oil well which has been shut-in since due to mechanical issues.  Concurrently, we entered into an agreement with Eternal, whereby Eternal will oversee the development and operational activities for both the Spyglass Prospect and the Hardy Property.

As of July 31, 2010, we own a 50% working interest in oil and gas leases covering approximately 6,960 net acres within the Spyglass Prospect at an aggregate cost of $896,262.  In addition, we own a 50% working interest in one well and approximately 4,320 net acres within the Hardy Property at an aggregate cost of $900,799.

Results of Operations for the Three-Month Periods Ended July 31, 2010 vs. July 31, 2009

We are an exploration stage company and have generated no revenues.  Prior to January 2010, our operations consisted solely of administrative activities required to maintain our corporate existence.  In January 2010, we began acquiring oil and gas properties for the purpose of exploration and development.

Our net losses for the three-month periods ended July 31, 2010 and 2009 were $226,374 and $8,468, respectively.  The increase in our net loss from 2009 to 2010 is due to the transition from administrative activities required to maintain our corporate existence to those of pursuing our general business purpose, that of oil exploration and development.  A discussion of the major cost components related to our operations is provided below.

General and administrative expenses increased from $4,968 to $44,716 for the three-month periods ended July 31, 2009 and 2010, respectively.  The increase consists primarily of additional payroll costs associated with the hiring of our new Vice President of Engineering in June 2010, totaling $23,718, as well as travel related expenses totaling $13,777.

In January 2010, we engaged Synergy Resources LLC to provide geological and geophysical consulting services to us related to the Spyglass Prospect.  The cost of these services totaled $35,000 for the three-month period ending July 31, 2010.  In addition, we incurred legal fees totaling $28,575 during the current quarter relating to general corporate matters and accounting fees totaling $13,125 related to the audit of our year-end financial statements.  As a result of these transactions, professional fees increased from $3,500 for the three-month period year ended July 31, 2009 to $85,594 for the three-month period ended July 31, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of an 8% Secured, Convertible Debenture.  Interest expense related to the Debenture totaled $20,000 for the three-month period ending July 31, 2010.  Attached to the Debenture is a common stock purchase warrant for the purchase of up to 625,000 shares of our common stock at an initial exercise price of $0.80 per share.  A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital, resulting in a “debt discount”.  We recognized $70,128 of expense during the three-month period ended July 31, 2010 related to the amortization of the discount on the Debenture.  The debt discount is being amortized over the life of the Debenture.

Liquidity and Capital Resources

In order to address our working capital needs, on April 15, 2010, we executed a Securities Purchase Agreement, pursuant to which we sold a $1,000,000 Secured, Convertible Debenture to a third-party investor.  The Debenture is due April 15, 2011, and bears interest at a rate of 8% per annum.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of our common stock or a combination thereof at the initial conversion price of $0.75 per share.  The Debenture is secured by all of our assets.

In connection with the sale of the Debenture, we also granted the purchaser a Common Stock Purchase Warrant for the purchase of up to 625,000 shares of our common stock.  The Warrant expires April 15, 2012, and may be exercised at any time prior to expiration at an initial exercise price of $0.80 per share.  Additional details regarding the sale of the Debenture can be found in our Current Report on Form 8-K, filed April 15, 2010.  Proceeds from the sale of the Debenture have been used to fund general corporate purposes, as well as to further our leasing efforts in various resource opportunities.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At July 31, 2010, we had cash totaling $473,144 and current liabilities totaling $1,792,016, resulting in a working capital deficit of $1,318,872.

Because we do not currently have sufficient working capital to satisfy our obligations, it will be necessary for us to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets.  We own interests in oil and gas properties valued at $1,997,918 as of July 31, 2010, the partial or complete liquidation of which would most likely generate proceeds in excess of our working capital deficit.  Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

Going Concern

Our independent registered public accounting firm’s report on our financial statements as of April 30, 2010 included a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in Note 2 to the financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

10.1
Form of Private Placement Subscription Agreement for an aggregate amount of 10,000,000 shares, dated December 21, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.2
Escrow Agreement among American Eagle Energy Inc, Golden Vista Energy, LLC, Thomas G. Lantz, Steven Swanson and Baker & Hostetler, LLP dated December 21, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

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

10.9
Securities Purchase Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.10
Debenture of American Eagle Energy Corp. in favor of Cat Brokerage AG, Dated April 15, 2010 (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.11	Security Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.12
Common Stock Purchase Warrant agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.13
Registration Rights Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.14
Assignment Settlement Agreement between the Company and Lexaria Corp., dated June 16, 2010 (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.15	Letter Agreement between the Company and Eternal Energy Corp., dated June 18, 2010 (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

10.16
Form of Private Placement Subscription Agreement between American Eagle Energy Inc. and Finter Bank Zurich, dated December 16, 2009 (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed August 12, 2010).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.
**	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

(Registrant)

September 3, 2010	/s/ Richard Findley
Richard Findley
President, Secretary, Treasurer and Director (Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer)