Form 10-Q
period 2010-10-31
American Eagle Energy Inc.
filed 2010-12-14
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
55,060,000 shares of common stock issued and outstanding at December 13, 2010.

AMERICAN EAGLE ENERGY INC.
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 31, 2010

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements (Unaudited)	2

Condensed Balance Sheets as of October 31, 2010 and April 30, 2010	F-1

Condensed Statements of Operations For the Period for Each of the Three-Month and Six-Month Periods Ended October 31, 2010 and 2009 and for the Period from March 14, 2007 (Inception) through October 31, 2010
F-2

Condensed Statements of Cash Flows for Each of the Six-Month Periods Ended October 31, 2010 and 2009 and for the Period from March 14, 2007 (Inception) through October 31, 2010	F-4

Notes to the Condensed Financial Statements (Unaudited)	F-5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4 - Controls and Procedures	9

PART II - OTHER INFORMATION

Item 6 – Exhibits	10

Signatures	12

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Condensed Financial Statements

As of October 31, 2010 and April 30, 2010 and
For Each of the Three-Month and Six-Month Periods Ended October 31, 2010 and 2009 and for the
Period from March 14, 2007 (Inception) Through October 31, 2010

American Eagle Energy, Inc.
(An Exploration Stage Company)

Index to the Condensed Financial Statements (Unaudited)

Condensed Financial Statements of American Eagle Energy, Inc.:

Condensed Balance Sheets as of October 31, 2010 and April 30, 2010	F-1

Condensed Statements of Operations For Each of the Three-Month and Six-Month Periods Ended October 31, 2010 and 2009 and For the Period from March 14, 2007 (Inception) Through October 31, 2010	F-2

Condensed Statements of Cash Flows For Each of the Six-Month Periods Ended October 31, 2010 and 2009 and For the Period from March 14, 2007 (Inception) Through October 31, 2010	F-4

Notes to the Condensed Financial Statements (Unaudited)	F-5

American Eagle Energy, Inc.
(An Exploration Stage Company)

Condensed Balance Sheets

(Unaudited)

	October 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash	$14,176	$825,419
Total current assets	14,176	825,419

Oil and gas properties — subject to amortization	1,009,968	-
Oil and gas properties — not subject to amortization	1,312,067	1,822,599
Marketable securities - related party	252,295	-

Total assets	$2,588,506	$2,648,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$737,331	$899,506
Amounts due to Eternal Energy for our 50% portion of oil and gas costs	254,844	-
Due to related parties	20,000	87,281
Convertible debenture, net of discount of $128,567 and $268,823, respectively	871,433	731,177

Total current liabilities	1,883,608	1,717,964

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 55,060,000 shares issued and outstanding	55,060	55,060
Additional paid-in capital	1,090,451	1,090,451
Accumulated deficit	(668,273)	(215,457)
Accumulated other comprehensive income - unrealized gain on marketable securities	227,660	-

Total stockholders' equity	704,898	930,054

Total liabilities and stockholders' equity	$2,588,506	$2,648,018

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Condensed Statements of Operations (Unaudited)

					For the
					Period From
					March 14,
					2007
					(Inception)
	For the Three-Month Period		For the Six-Month Period		Through
	Ended October 31,		Ended October 31,		October 31,
	2010	2009	2010	2009	2010
Revenues:
Oil and gas sales	$65,239	-	$65,239	-	$65,239

Operating expenses:
Exploration and production	69,161	-	69,161	-	77,041
Impairment of mineral and oil and gas properties	-	-	5,936	-	14,586
General and administrative	46,900	1,290	91,616	1,689	123,332
General and administrative - related party	65,000	4,569	65,000	9,138	77,927
Professional fees	20,220	3,696	105,814	7,196	245,077

Total operating costs	201,281	9,555	337,527	18,023	537,963

Total operating loss	(136,042)	(9,555)	(272,288)	(18,023)	(472,724)
Interest expense	20,272	-	40,272	-	43,605
Accretion of debenture discount	70,128	-	140,256	-	151,944

Net loss	$(226,442)	$(9,555)	$(452,816)	$(18,023)	$(668,273)

Net loss per common share:
Basic and diluted	$0.00	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	55,060,000	60,000,000	55,060,000	60,000,000	54,237,679

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Condensed Statements of Cash Flows (Unaudited)

			For the
			Period From
			March 14,
			2007
			(Inception)
	For the Six-Month Period		Through
	Ended October 31,		October 31,
	2010	2009	2010
Cash flows provided by (used in) operating activities:
Net loss	$(452,816)	$(18,023)	$(668,273)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion of discount on debenture	140,256	-	151,944
Impairment of oil and gas properties	5,937	-	5,937
Impairment of mineral properties	-	-	8,650
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	92,669	2,939	992,175
Amounts due to related parties	(67,281)	14,975	20,000
Net cash provided by (used in) operating activities	(281,235)	(109)	510,433

Cash flows used in investing activities:
Acquisition of mineral rights	-	-	(8,650)
Acquisition of oil and gas properties - subject to amortization	(243,348)	-	(249,285)
Acquisition of oil and gas properties - not subject to amortization	(406,088)	-	(2,222,750)
Sale of oil and gas properties - not subject to amortization	144,063	-	144,063
Investment in marketable securities	(24,635)	-	(24,635)
Net cash used in investing activities	(530,008)	-	(2,361,257)

Cash flows provided by financing activities:
Sale of common stock	-	-	865,000
Issuance of a convertible debenture	-	-	1,000,000
Net cash provided by financing activities	-	-	1,865,000
Net increase (decrease) in cash	(811,243)	(109)	14,176
Cash - beginning of period	825,419	7,157	-
Cash - end of period	$14,176	$7,048	$14,176

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Condensed Statements of Cash Flows (Unaudited)

Supplemental Disclosure of Cash Flow Information

			For the
			Period From
			March 14,
			2007
			(Inception)
	For the Six-Month Period		Through
	Ended October 31,		October 31,
	2010	2009	2010
Cash paid during the six-month period for:
Interest	$16,939	$-	$16,939
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities

Value of warrants issued along with convertible debenture accounted for as a discount on the debenture	$-	$-	$280,511
Unrealized gain on marketable securities	$227,660	$-	$227,660
Transfer of amount from full cost pool not subject to amortization to full cost pool subject to amortization resulting from exchange of 50% of the Spyglass Prospect for 50% of the Hardy Prospect	$766,620	$-	$766,620
Cancellation of common shares	$-	$-	$(16,000)

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

1.	Description of Business

American Eagle Energy, Inc. (the "Company") was incorporated in the state of Nevada in March 2007 under the name Yellow Hill Energy, Inc.  On October 5, 2009, Yellow Hill Energy, Inc. merged with its wholly owned subsidiary, American Eagle Energy Inc., which was formed for the sole purpose of changing the name.  On October 14, 2009, the Company’s board of directors authorized a forward split of the Company’s common stock at a ratio of 2:1, resulting in an increase in the number of shares then authorized from 75,000,000 to 150,000,000 and an increase in the number of shares then outstanding from 30,000,000 to 60,000,000.

The Company was initially formed to serve as a vehicle for pursuing and acquiring existing businesses and, as a result, operated as a “shell” company from the date of inception through September 2009.  In October 2009, the Company shifted its focus from business acquisition activities to engaging in the acquisition, exploration and development of oil and gas properties.  As of October 31, 2010, the Company had acquired working interests in oil and gas prospects located in North Dakota, Texas and southeastern Saskatchewan, Canada.

Because the Company has yet to recognize recurring revenues from operations, the Company is currently considered to be an exploration stage entity and is subject to the reporting requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification section 915 (“ASC 915”).  ASC 915 requires certain disclosures regarding the Company’s operations as well as the presentation of statements of operations and cash flows for the period from the date of inception through the end of the most current reporting period.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods. Operating results for the three-month and six-month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

The Company has evaluated subsequent events through the date that the financial statements were issued and included in the Company’s Quarterly Report on Form 10-Q for the six-month period ended October 31, 2010.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable. Spud fee revenue is recognized when drilling commences.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold.

Concentration of Credit Risk

At October 31, 2010, the Company did not have any funds on deposit that exceeded the United States (FDIC) federally insurance limit of $250,000 per bank.  The Company believes that, when funds on deposit exceed the insurance limit, this credit risk is mitigated by the financial strength of the financial institutions with which the Company has placed its funds on deposit.

Foreign Currency Adjustments

The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on marketable equity investments. The changes in other comprehensive income for the three-month and six-month periods ended October 31, 2010 and from March 14, 2007 (inception) to October 31, 2010 are $77,972, $227,660 and $227,660, respectively.  There were no components of other comprehensive income prior to June 2010.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

Oil and Gas Properties

The Company follows the full-cost method of accounting for its investments in oil and gas properties. Under the full-cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full-cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country-by-country basis.

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

Long-Lived Assets

The carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

American Eagle Energy, Inc.
(An Exploration Stage Company)

 Notes to the Condensed Financial Statements (Unaudited)

Fair Value of Financial Instruments

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

The Company utilizes the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of this statement did not have a material impact on our results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of October 31, 2010, are classified in the table below in one of the three categories described above:

Fair Value Measurements at October 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash & equivalents	$14,176	-	-	$14,176
Marketable securities - related party	252,295	-	-	252,295
	$266,471	-	-	$266,471

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

Marketable Securities

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are calculated using the Black Scholes Option Pricing Model.

Convertible Debt

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. However, diluted loss per common share for the three-month and six-month periods ended October 31, 2010 is computed in the same way as basic loss per common share as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 7 for the calculation of basic and diluted weighted average common shares outstanding for the three-month and six-month periods ended October 31, 2010 and 2009 and for the period from March 14, 2007 (inception) through October 31, 2010.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the fair value of financial instruments, the deferred income tax asset valuation allowance and the allocation of proceeds received from the disposition of certain oil and gas prospects to the remaining prospects included in the Company’s full-cost pool.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements.  The Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

In June 2009, the FASB issued authoritative guidance that requires companies to perform an analysis to determine whether such companies’ variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. We adopted the provisions of this guidance in the first quarter of 2010, and determined that none of the entities with which we currently conduct business or collaborations are variable interest entities to be consolidated.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“FASB 2010-06”), which amends ASC 820-10 and requires, among other things, new disclosures regarding the transfers in and out of hierarchy levels 1 and 2 as well as the gross presentation of changes in estimated measurements for level 3 measurements.  In addition, FASB 2010-06 provides clarifying direction with respect to disclosures regarding the various levels of disaggregation and about specific inputs and valuation techniques.  FASB 2010-06 is effective for interim and annual reporting periods beginning after April 30, 2010, except for the gross presentation of level 3 measurement activities, which is effective for fiscal years beginning after December 15, 2010.  The adoption of FASB 2010-06 is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued.  FASB 2010-09 was effective immediately, but has not had a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-03, Oil and Gas Reserve Estimation and Disclosures (“FASB 2010-03”), which amended Extractive Activities – Oil and Gas (Topic 932).  The pronouncement expands the definition of oil and gas producing activities and requires companies to use a twelve-month average price, rather than a year-end price, when estimating whether reserve quantities are economical to produce.    Additionally, it requires separate reserve disclosures for geographical areas containing more than fifteen percent of an entity's total reserves and provides guidance with respect to the applicability of reporting requirements for equity investments in oil and gas producing entities.  FASB 2010-03 became effective for the Company's annual reporting as of April 30, 2011.  The adoption of FASB 2010-03 is not expected to have a material effect on the Company’s financial statements.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

3.	Marketable Securities

Available-for-sale marketable securities at October 31, 2010 consist of the following:

		Gains in
		Accumulated
	Fair	Other
	Value	Comprehensive
	Measurement	Income
Noncurrent assets:
Common stock and warrants	$252,295	$227,660

Total available-for-sale marketable securities	$252,295	$227,660

There were no sales of marketable securities for the three-month or six-month periods ended October 31, 2010.

In June 2010, the Company purchased 500,000 units of Covenant Resources Inc. (“Covenant”), a Canadian resources company traded on the Canadian National Stock Exchange, at a purchase price of $0.05 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of Covenant’s common stock at a purchase price of $0.05 per share.  The warrants have a two-year life and expire on June 23, 2012.  Total consideration paid to acquire the common shares and warrants was $24,635 ($25,000 $CDN).  The Company was restricted from selling the Covenant shares or exercising the associated warrants until October 2010.  Management considers the investment in Covenant as “available for sale” but has no intention of liquidating the investments during the upcoming twelve-month period.  Accordingly, the marketable securities have been classified as non-current assets.

At Covenant's December 2010 Annual General Meeting, Covenant increased their number of directors to eight, one of which is the Company's VP of Operations.  As a result, the investment in Covenant is now classified as a related party asset.  Covenant also announced that they are in the process of executing a name change to Passport Energy Ltd.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

4.	Oil and Gas Properties

As of October 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and one pool that is not subject to amortization because no proven reserves have been identified related to these properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

As of October 31, 2010 and April 30, 2010, the Company’s cost centers are as follows:

	October 31, 2010		April 30, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$1,312,067	$-	$1,822,599
Canada	1,009,968	-	-	-
Total	$1,009,968	$1,312,067	$-	$1,822,599

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

Musta Prospect

In December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of October 31, 2010, the Company has yet to enter into any oil and gas leases within the Musta Prospect.  The Company’s management is currently evaluating its opportunities within the Musta Prospect.

Mississippi and Texas Prospects

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

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

Sidney North Prospect

From June through September 2010, the Company acquired oil and gas leases on approximately 178 acres located in Richland County, Montana (the “Sidney North Prospect”) at an aggregate cost of $103,344.

Spyglass Prospect

Beginning in February 2010, the Company acquired oil and gas leases on approximately 6,300 net acres in Divide County, North Dakota (the “Spyglass Prospect”). Because no proven reserves have been identified, the Spyglass Prospect has been assigned to the full-cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Spyglass Prospect.

Hardy Prospect

In June 2010, the Company sold 50% of its working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal”) in exchange for a 50% working interest in approximately 4,480 net acres located in Southeastern Saskatchewan (the “Hardy Property”), which included related equipment valued at approximately $238,681.  The Hardy Property contained one existing oil well that, at acquisition, was shut-in due to mechanical issues.  As a result, the Company reclassified $766,620 (half of the then-cost-basis of its Spyglass Prospect) to the newly acquired Hardy Property which is part of the cost pool subject to amortization.  The Company and Eternal have agreed that Eternal will oversee all future exploration and operational activities associated with their shared acreage.  The Company is obligated to pay 50% of the cost of any exploration or development costs incurred.

During the three-month period ended October 31, 2010, Eternal performed a workover operation to restore the Hardy well to production and restarted commercial production in September 2010.  The Company is in the process of having a reserve report prepared.  When completed, the Company will begin depleting the cost pool.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

5.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third-party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense on the debenture of $20,000, $40,000 and $43,333 was incurred during the three-month and six-month periods ended October 31, 2010 and the period from March 14, 2007 (inception) to October 31, 2010, respectively.  Accrued interest payable as of October 31, 2010 and April 30, 2010 totaled $26,667 and $3,333, respectively.  The Debenture is due April 15, 2011 and, accordingly, is presented as a current liability on the Company’s October 31, 2010 and April 30, 2010 balance sheets.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $0.75 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock at an initial conversion price of $0.75 per share. The initial conversion price is subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.  Because the initial trading value of the Company’s stock on the date the Debentures were issued was less than the initial conversion price, the Debentures are not deemed to contain a beneficial conversion feature.  Because the initial conversion price is less than the trading value of the Company’s stock as of year-end, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $200,000 as of October 31, 2010.

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

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

Attached to the convertible debentures are 625,000 warrants to purchase shares of the Company’s common stock at an initial exercise price of $0.80 per share (Note 6).  A portion of the net proceeds from the issuance of the Debenture has been allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded a debt discount in the amount of $280,511.  The debt discount is being accreted using the straight line method over the life of the Debenture.  The Company recognized accretion expense associated with the debt discount of $70,128, $140,256 and $151,944 for the three-month and six-month periods ended October 31, 2010 and the period from March 14, 2007 (inception) to October 31, 2010, respectively.  The amount of the unamortized debt discount was $128,567 and $268,823 as of October 31, 2010 and April 30, 2010, respectively.

The Company has reserved 1,333,333 shares of its common stock in the event that the Debenture is converted and an additional 625,000 shares of its common stock in the event that the Warrants are exercised.

6.	Commitments, Contingencies and Management's Plan

Going Concern

The Company did not have any revenue from inception until October 2010 and has incurred net losses for the six-month period ended October 31, 2010 and for the period from inception through October 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company’s management is developing and implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

7.	Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the three-month and six-month periods ended October 31, 2010 and 2009 and the period from March 14, 2007 (inception) through October 31, 2010:

					For the
					Period From
					March 14,
					2007
	For the Three-Month		For the Six-Month		(Inception)
	Period Ended October 31,		Period Ended October 31,		October 31,
	2010	2009	2010	2009	2010
Net loss	$(226,442)	$(9,555)	$(452,816)	$(18,023)	(668,273)
Weighted-average number of common shares outstanding - basic and diluted	55,060,000	60,000,000	55,060,000	60,000,000	54,237,679
Net loss per share: basic and diluted	$0.00	$0.00	$(0.01)	$0.00	$(0.01)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2010	2009
Convertible debentures	1,333,333	1,333,333
Warrants	625,000	625,000

8.	Equity Transactions

The Company was originally incorporated with 75,000.000 shares authorized with a par value of $0.001 per share.

Forward Stock Split

On October 14, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on a 1 old share for 2 new shares basis.  As a result, the Company’s authorized common shares increased from 75,000,000 to 150,000,000.  Par value remained unchanged.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

Cancellation of Shares

In December 2009, 16,000,000 common shares held by two of the Company’s original founders’ were returned to the Company and cancelled.

Private Placements

In January 2010, the Company issued an aggregate of 10,000,000 restricted shares of its common stock at a price of $0.001 to four individuals in a private transaction.  Two of the individuals are our sole officers at October 31, 2010.  Proceeds received from the sale of the stock were $10,000.

Also in January 2010, the Company issued 1,060,000 restricted shares of the Company’s common stock at a price of $0.75 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 5), the Company also granted to the purchaser of the Debenture warrants to purchase up to 625,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share.  The warrants will expire on April 15, 2012.

No warrants have been issued during the six-month period ended October 31, 2010.

The exercise price of the warrants are subject to reductions in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to a reduction in the event that the Company issues dividends, declares a stock split or engages in a merger transaction.

A summary of warrant activity for the year ended April 30, 2010 and the six-month period ended October 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding at April 30, 2009	-	-	-	-
Issued	625,000	$0.80	2 years	-
Exercised	-	$-	-	-
Outstanding at April 30, 2010 and October 31, 2010	625,000	$0.80	1.46 years	$-
Exercisable at October 31, 2010	625,000	$0.80	1.46 years	$-

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended April 30, 2010 were as follows:

Risk-free interest rate	1.04%
Expected volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants granted	$0.62

Shares Reserved for Future Issuance

As stated in Note 5, as of October 31, 2010, the Company has reserved 1,333,333 shares of its common stock in the event that the Debenture is converted and an additional 625,000 shares of its common stock in the event that the Warrants are exercised.

9.	Related Party Transactions

For the period from May 1, 2009 through December 14, 2009, the Company rented office space from an entity owned by a related party who is a former officer and Director of the Company.  Rents paid to the former officer and Director totaled $4,569, $9,138 and $12,927 for the three-month and six-month periods ended October 31, 2009 and the period from March 14, 2007 (inception) to October 31, 2010, respectively.

In August 2009, the Company obtained a $14,975 unsecured loan from the same former officer and Director of the Company.  The loan bears no interest rate and has no specific term for repayment.  The loan amount is outstanding as of October 31, 2010, but is no longer classified as due from a related party as the individual is no longer and officer or Director of the Company.

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. The Company’s President and Director is also a member of Synergy’s management team.  Geological and engineering consulting service fees provided by Synergy during the three-month and six-month periods ended October 31, 2010 and for the period from March 14, 2007 (inception) to October 31, 2010 totaled $30,000, $65,000 and $125,000, respectively.

As discussed in Note 8, in January 2010, the Company issued an aggregate of 10,000,000 restricted shares of its common stock at a price of $0.001 to four individuals in a private transaction.  6,333,333 of the shares were purchased by two of the individuals who are our sole officers at October 31, 2010.  The proceeds received from the sale of the stock was $10,000. Proceeds from the two related parties totaled $6,333.

American Eagle Energy, Inc.
(An Exploration Stage Company)

Notes to the Condensed Financial Statements (Unaudited)

As discussed in Note 3, at Covenant Resources, Ltd's December 2010 Annual General Meeting, Covenant increased their number of directors to eight, one of which is the Company's VP of Operations.  As a result, the investment in Covenant is now classified as a related party asset.  Covenant also announced that they are in the process of executing a name change to Passport Energy Ltd.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Company Overview

The address of our principal executive office is 27 North 27th Street, Suite 21G, Billings, MT 59101. Our telephone number is 406-294-9765.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AMZG.”

Our Company was incorporated in the State of Nevada under the name “Yellow Hill Energy Inc.” on March 14, 2007 and is engaged in the acquisition, exploration, and development of natural resource properties of merit. On October 5, 2009, we filed documents with the Nevada Secretary of State to affect a change of our name from “Yellow Hill Energy Inc.” to “American Eagle Energy Inc.” by way of a merger with our wholly owned subsidiary, American Eagle Energy Inc., which was formed solely to facilitate the name change.

On June 18, 2010, we formed a wholly-owned subsidiary named AEE Canada Inc. for the purpose of conducting operations and holding title to certain assets located within Canada.

We have not been involved in any bankruptcy, receivership, or similar proceedings, nor have we been a party to any material reclassifications, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

On October 9, 2008, Scott Lindsay resigned as our President and Chief Financial Officer and as a Director and Sean Mitchell resigned as our Secretary and Treasurer and as a Director. As a result, on October 9, 2008, Jay Jhaveri was appointed by us to serve in these roles. On December 14, 2009, Mr. Jhaveri resigned and was replaced by Richard Findley. Mr. Findley currently serves as our President, Chief Financial Officer, Secretary, and Treasurer and as a Director. In performing his duties, Mr. Findley currently devotes approximately 10 hours per week, for which he receives no monetary or stock-based compensation.

On June 7, 2010, we hired Tom Lantz to server as our Vice President of Operations. Mr. Lantz is currently our only paid employee.

Current Business

We are an exploration stage company engaged in the exploration and production of oil and gas properties.

On October 14, 2009, our board of directors approved a forward split of our common stock on a one (old) for two (new) basis, such that our authorized capital increased from 75,000,000 shares with a par value of $0.001 to 150,000,000 shares with the same par value. As a result, our issued and outstanding shares of common stock increased from 30,000,000 shares to 60,000,000 shares. The effective date of the forward split was October 26, 2009.

On January 13, 2010, we issued 10,000,000 shares of our common stock at par value to a group of four individuals. Gross proceeds received from the issuance totaled $10,000. The shares are restricted from trading for periods ranging from six-months to one year from the date of issuance and are subject to certain performance standards.

On January 14, 2010, we issued 1,060,000 shares of our common stock at a price of $0.75 per share in a private transaction. Gross proceeds from the issuance totaled $795,000. The shares are restricted from trading for a period of one year from the date of issuance.

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

On April 15, 2010, we entered into a Securities Purchase Agreement, whereby we sold a one-year 8% Convertible Debenture with an initial principal amount of $1,000,000, convertible at $0.75 per share, and a two-year warrant for the purchase of 625,000 shares of our common stock, exercisable at $0.80 per share, to an otherwise unaffiliated third-party investor.

On June 16, 2010, we resold our interest in the Mississippi Prospect to the original seller and received net proceeds of $144,063, which represented the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.

On June 18, 2010, we sold 50% of our working interest in the Spyglass Prospect to, and purchased a 50% working interest in approximately 4,320 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”) from, Eternal Energy Corp. (“Eternal”). The Hardy Property contains an existing oil well that has been shut-in since due to mechanical issues. Concurrently, we entered into an agreement with Eternal, whereby Eternal will oversee the development and operational activities for both the Spyglass Prospect and the Hardy Property.

As of October 31, 2010, we own a 50% working interest in oil and gas leases covering approximately 6,960 net acres within the Spyglass Prospect at an aggregate cost of $1,011,641. In addition, we own a 50% working interest in one well and approximately 4,320 net acres within the Hardy Property at an aggregate cost of $1,009,997.

Results of Operations for the Three-Month Periods Ended October 31, 2010 vs. October 31, 2009

We are an exploration stage company and, only in the current quarter, have begun to generate revenues. Prior to January 2010, our operations consisted solely of administrative activities required to maintain our corporate existence. In January 2010, we began acquiring oil and gas properties for the purpose of exploration and development.

Our net losses for the three-month periods ended October 31, 2010 and 2009 were $226,442 and $9,555, respectively. The increase in our net loss from 2009 to 2010 is due to the transition from administrative activities required to maintain our corporate existence to those of pursuing our general business purpose, that of oil exploration and development. A discussion of the major cost components related to our operations is provided below.

General and administrative expenses increased from $1,290 to $46,900 for the three-month periods ended October 31, 2009 and 2010, respectively. The increase consists primarily of additional payroll costs associated with the hiring of our new Vice President of Operations in June 2010, totaling $37,500, as well as filing fees of $4,550 and other miscellaneous expenses.

General and administrative expenses to a related party increased from $4,569 to $65,000 for the three-month periods ended October 31, 2009 and 2010, respectively. The increase consists primarily of related party geological and engineering consulting services.

In January 2010, we engaged non-related party consultants to provide geological and geophysical consulting services for us related to the Spyglass Prospect. The cost of these services totaled $53,778 for the three-month period ending October 31, 2010. In addition, we incurred legal fees totaling $29,193 during the current quarter relating to general corporate matters and accounting fees totaling $2,250 related to the review of our first quarter financial statements. The company has also identified $65,000 in consulting fees as related party expenses during the quarter which have been shown separately on the income statement. As a result of these transactions, professional fees increased from $3,696 for the three-month period ended October 31, 2009 to $20,220 for the three-month period ended October 31, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of an 8% Secured, Convertible Debenture. Interest expense related to the Debenture totaled $20,000 for the three-month period ending October 31, 2010. Attached to the Debenture is a common stock purchase warrant for the purchase of up to 625,000 shares of our common stock at an initial exercise price of $0.80 per share. A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital, resulting in a “debt discount”. We recognized $70,128 of expense during the three-month period ended October 31, 2010 related to the amortization of the discount on the Debenture. The debt discount is being amortized over the life of the Debenture.

Results of Operations for the Six-Month Periods Ended October 31, 2010 vs. October 31, 2009

We are an exploration stage company and, only in the current six-month period, have begun to generate revenues. Prior to January 2010, our operations consisted solely of administrative activities required to maintain our corporate existence. In January 2010, we began acquiring oil and gas properties for the purpose of exploration and development.

Our net losses for the six-month periods ended October 31, 2010 and 2009 were $452,816 and $18,023, respectively. The increase in our net loss from 2009 to 2010 is due to the transition from administrative activities required to maintain our corporate existence to those of pursuing our general business purpose, that of oil exploration and development. A discussion of the major cost components related to our operations is provided below.

General and administrative expenses increased from $1,689 to $91,616 for the six-month periods ended October 31, 2009 and 2010, respectively. The increase consists primarily of additional payroll costs associated with the hiring of our new Vice President of Operations in June 2010, totaling $60,385, travel related expenses totaling $14,045, filing fees of $4,988, and miscellaneous expenses of $9,949.

General and administrative expenses to a related party increased from $9,138 to $65,000 for the six-month periods ended October 31, 2009 and 2010, respectively. The increase consists of related party geological and engineering related consulting services.

In January 2010, we engaged non-related party consultants to provide geological and geophysical consulting services for us related to the Spyglass Prospect. The cost of these services totaled $97,672 for the six-month period ending October 31, 2010. In addition, we incurred legal fees totaling $57,767 during the current six-month period relating to general corporate matters and accounting fees totaling $15,375 related to the audit of our year-end financial statements and first quarter review. The company has also identified $65,000 in consulting fees as related party expenses during the second quarter which have been shown separately on the income statement. As a result of these transactions, professional fees increased from $7,196 for the six-month period ended October 31, 2009 to $105,814 for the six-month period ended October 31, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of an 8% Secured, Convertible Debenture. Interest expense related to the Debenture totaled $20,000 for the three-month period ending October 31, 2010. Attached to the Debenture is a common stock purchase warrant for the purchase of up to 625,000 shares of our common stock at an initial exercise price of $0.80 per share. A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital, resulting in a “debt discount”. We recognized $140,256 of expense during the six-month period ended October 31, 2010 related to the amortization of the discount on the Debenture. The debt discount is being amortized over the life of the Debenture.

In June 2010, we purchased 500,000 units of securities from Passport Energy Ltd., then-known as Covenant Resources Inc., a Canadian resources company, at a purchase price of CDN$0.05 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of its common stock at a purchase price of CDN$0.05 per share. The warrants have a two-year life and expire on June 23, 2012. Total consideration paid to acquire the common shares and warrants was US$24,635 (CDN$25,000). We were restricted from selling those shares or exercising the associated warrants until October 2010. Management considers the investment inn those securities as “available for sale” but has no intention of liquidating the investments during the upcoming twelve-month period. Accordingly, we classified the marketable securities as non-current assets.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At October 31, 2010, we had cash totaling $14,176 and current liabilities totaling $1,883,608, resulting in a working capital deficit of $1,869,432.

Because we do not currently have sufficient working capital to satisfy our obligations, it will be necessary for us to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets. We own interests in oil and gas properties valued at$2,322,035 as of October 31, 2010, the partial or complete liquidation of which would most likely generate proceeds in excess of our working capital deficit. Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

Going Concern

Our independent registered public accounting firm’s report on our financial statements as of April 30, 2010, included a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed in Note 2 to the financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*       Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

(Registrant)

December 13, 2010	/s/ Richard Findley
Richard Findley
President, Secretary, Treasurer and Director (Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer)