Form 10-K
period 2010-12-31
American Eagle Energy Inc.
filed 2011-03-23
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from May 1, 2010 to December 31, 2010

Commission File No:  333-143626

AMERICAN EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-8642477 (I.R.S. Employer Identification No.)

27 North 27th Street, Suite 21G Billings, MT (Address of Principal Executive Offices)	59101 (Zip Code)

(406) 294-9765
(Registrants’s Telephone Number, Including Area Code)

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $37,336,462.

The number of shares outstanding of the registrant’s common stock as of March 22, 2011 was 41,985,271.

AMERICAN EAGLE ENERGY INC.

PART I

Item 1.  Business.

General

American Eagle Energy Inc. (“we,” “our,” “us,” or the “Company”) was incorporated in the State of Nevada as Yellow Hill Energy Inc. on March 14, 2007 to engage in the acquisition, exploration, and development of natural resource properties.  We are an exploration stage company with no revenues and a limited operating history.

On December 14, 2009, Jay Jhaveri resigned as our President, Secretary, and Treasurer and as our sole director, and Richard Findley was appointed as our President, Secretary, Treasurer, and as our sole director.

On January 13, 2010, we issued an aggregate of 6,666,667 restricted shares of our common stock to four persons in a private transaction in connection with a change in our business operations following Mr. Findley’s joining us.  The shares were issued at par value, resulting in total proceeds received of $10,000.

On January 14, 2010, we issued an aggregate of 706,667 restricted shares of our common stock, at the price of $0.75 per share, to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”)), relying on Regulation S and/or Section 4(2) of the Securities Act, pursuant to the closing of a private placement, for aggregate gross proceeds of $795,000.

On January 15, 2010, we entered into an Assignment Agreement with Murrayfield Limited, a United Kingdom company, regarding the acquisition of an interest in an oil and gas well in Mississippi (the “Oil Well Assignment”). Lexaria Corp. and Murrayfield had entered into an Assignment Agreement, dated October 2, 2009, wherein Murrayfield had acquired from Lexaria certain interests regarding the PP F-12-4 well (the “Oil Well”) in the Belmont Lake Field in Wilkinson County, Mississippi. Murrayfield assigned its interest in the well to us for $150,000, which consists of the costs paid by Murrayfield to Lexaria for the acquisition of its interest. The Oil Well was not drilled as of June 16, 2010 due to local flooding conditions and, on that date, we entered into an Assignment Settlement Agreement with Lexaria to terminate the Oil Well Assignment. In connection therewith, we have been refunded $150,000, less our share of expenses incurred in an attempt to drill the well, for a net amount of $144,063.

On January 21, 2010, we also entered into an Assignment Agreement with Murrayfield Limited regarding the acquisition of a working interest in an oil and gas lease in Willacy County, Texas, known as the Sauz Ranch Prospect (the “Leasehold Assignment”).  Miramar Petroleum Inc. and Murrayfield had entered into an Assignment of Oil and Gas Lease, dated August 28, 2009, pursuant to a Lease Purchase and Development Agreement, dated August 5, 2009, wherein Murrayfield acquired from Miramar certain interests regarding a leasehold interest in Willacy County, Texas.  Murrayfield assigned its interest in the lease to us for $137,500, which consists of the turnkey costs paid by Murrayfield to Miramar for the acquisition of its interest.

With the Leasehold Assignment, we acquired a 12.5% working interest in an oil and gas lease in Willacy County, Texas.  The lands covered by the lease consist of 908 acres out of the San Juan de Carrieitos, Willacy County, Texas, which covers an undivided 29/32nd of the mineral estate.  The area is also subject to another oil and gas lease owned by Exxon Mobil Corporation for the remaining 3/32nds.

During the months from February through December 2010, we acquired approximately 7,000  net acres located in Divide County, North Dakota (the “Spyglass Prospect”) through the execution of approximately 250 oil and gas leases.  On June 18, 2010, we sold 50% of our working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal Energy”) and acquired a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan (the “Hardy Property”) and an existing, shut-in well bore from Eternal Energy.  As of December 31, 2010, our Spyglass holdings consist of a 50% working interest in approximately 3,500 net acres.

In addition, we entered into an operating agreement with Eternal Energy, whereby it will be responsible for managing all future exploration and operational activities for both the Hardy Property and the Spyglass Prospect.

In December 2010, we acquired intellectual property related to certain exploratory opportunities and transactions in connection with the granting of options to purchase 2,141,842 shares of our common stock at an exercise price of $0.60 per share.

On January 24, 2011, we declared a 1-for-1.5 reverse stock split of our common stock.  The reverse split reduced the number of shares then issued and outstanding from 56,310,000 shares to 37,540,000 shares.  The retroactive effect of this reverse split has been applied to all share data included in this Annual Report.

On January 31, 2011, we entered into a Lease Acquisition Agreement between Americana Exploration LLC and Big Sky Operating LLC to acquire an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County, Montana for cash consideration of $1,235,684.

On February 22, 2011, we executed a non-binding letter of intent with Eternal Energy to merge the two companies.  Pursuant to the terms of the letter of intent, Eternal Energy will form a wholly-owned subsidiary into which we will merge.  Eternal Energy will be the surviving legal entity of the possible merger.  We currently anticipate that we will enter into a definitive agreement shortly after Eternal Energy files its Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

We currently expect that, immediately following the closing of the possible merger with Eternal Energy, the resulting company, through a reverse split, will reduce the number of outstanding shares of common stock that would result from the merger transaction.  In addition, we anticipate that the resulting company will file an application to list its common stock on a senior exchange.

The closing of the possible merger is subject to, among other items, (i) the successful completion of standard due diligence by the parties, (ii) the negotiation, execution, and delivery of a definitive merger agreement, (iii) Eternal Energy’s obtaining an acceptable opinion of an investment banking firm to the effect that the possible merger is fair to it and to its stockholders, (iv) the registration of the common stock currently contemplated to be issued by Eternal Energy to our stockholders as the merger consideration, and (v) the approval of the transaction by the boards of directors of both companies and by our stockholders.  The ratio of stockholdings between the two companies at the time of closing, exclusive of any presently outstanding options, is currently expected to be 80% for our legacy stockholders and 20% for Eternal Energy’s legacy stockholders.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceeding.

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

Employees

As of December 31, 2010, we had one employee.  Our daily activities are currently managed by Richard Findley, who serves as our President, CEO and sole Director and by Thomas Lantz, our Vice President of Operations.  Mr. Findley currently volunteers approximately 10 hours per week to our matters.  He devotes as much time as the board of directors determines is necessary to manage our affairs and is not currently directly compensated for his services.  Mr. Lantz is a full-time, salaried employee, who receives annual compensation of $144,000.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our stockholders.  We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are subject to certain disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly.  In addition, we file Current Reports on Form 8-K from time to time as required.  We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.  The public may read and copy any materials that we file with the Securities and Exchange Commission (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

RISK FACTORS

The information in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "could," "should," "future," "potential," "continue," variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and gas reserves;

•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

•	our future financial condition and results of operations;

•	our future revenues, cash flows and expenses;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and gas prices;

•	the amount, nature and timing of future capital expenditures, including future development costs;

•	our ability to access the capital markets to fund capital and other expenditures;

•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•	the impact of federal, state and local political, regulatory and environmental developments in the United States and certain foreign locations where we conduct business operations.

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. See "Risk Factors" for a description of various, but by no means all, factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements.

Risks Related to Our Business and Our Marketplace

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flow in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.  In particular, additional capital may be required in the event that:

•	drilling and completion costs for further wells increase beyond our expectations; or

•	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plan.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties.  Such outside capital may include the sale of additional stock and/or commercial borrowing.  Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if capital is available, it may not be on terms acceptable to us.  The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations.  Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations.  If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our success is significantly dependent on a successful acquisition, drilling, completion, and production program.  We may be unable to locate recoverable reserves or operate on a profitable basis.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules may discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board has been volatile, making it more difficult for our stockholders to sell their shares or liquidate their investments with predictability.

Our common shares are currently quoted on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our exploration and development operations.  We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas.  Our properties are in the exploration stage only and are without known reserves of oil and gas.  Accordingly, we have neither generated any material revenues nor realized a profit from our operations to date and there is little likelihood that we will generate any material revenues or realize any profits in the short term.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As substantially all of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing oil and/or gas wells.  Our properties are in the exploration stage only and are without proven reserves of oil and gas.  We may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events will likely materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas that may be acquired or discovered will be affected by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring properties or leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial, and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any projected work will be completed.  Our budget anticipates our acquisition of additional acreage.  This acreage may not become available or, if it is available for leasing, we may not be successful in acquiring the leases.  There are other competitors that have operations in areas of potential interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control.  These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, land tenure, land use, and governmental regulations, including regulations concerning the importing and exporting of oil and gas and environmental protection regulations.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  To date, we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.  We are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure.  Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction may be changed, applied, or interpreted in a manner that will fundamentally alter the ability of our company to carry on our business.  The actions, policies, or regulations, or changes thereto, of any government body, regulatory agency, or special interest groups may have a detrimental effect on us.  Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

On December 15, 2009, the U.S. Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or GHGs, present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the Federal Clean Air Act.  The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities.  If the proposed rule is finalized as proposed, reporting of GHG emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.  The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion or re-working of certain oil and natural gas wells, whereby water, sand, and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production.  This process is typically regulated by state oil and natural gas agencies and has not been subject to Federal regulation.  However, due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of Representatives has commenced its own investigation into hydraulic fracturing practices.  Additionally, legislation has been introduced in Congress to amend the Federal Safe Drinking Water Act to subject hydraulic fracturing processes to regulation under that Act and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping requirements, and meet plugging and abandonment requirements.

In unrelated oil spill legislation being considered by the U.S. Senate in the aftermath of the April 2010 Macondo well release in the Gulf of Mexico, Senate Majority Leader Harry Reid has added a requirement that natural gas drillers disclose the chemicals that are pumped into the ground as part of the hydraulic fracturing process.  Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  Adoption of legislation or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs, and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and natural gas being produced, as well as increase our costs of compliance and doing business.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, (i) actually and reasonably incurred and (ii) in a civil, criminal, or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change in our management and directors.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by our board of directors.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

We do not currently have a stockholder rights plan or any anti-takeover provisions in our Bylaws.  Without any anti-takeover provisions, there is no deterrent for a take-over of us, which may result in a change in our management and directors.

Item 2.  Properties.

We currently own a 50% working interest in oil and gas leases located in southeastern Saskatchewan, Canada, which contain one existing oil well and related equipment, as well as oil and gas leases covering approximately 3,500 net acres located in Divide County, North Dakota and approximately 47,392 net acres located in Toole County, Montana,

We also own a 12.5% working interest in an oil and gas property located in Willacy County, Texas.

We currently utilize office space at 27 North 27th Street, Suite 21G, Billings, Montana 59101 and at 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

Item 3.  Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters.

Our common stock, par value $0.001, has been quoted on the OTC Bulletin Board under the symbol “AMZG” since October 26, 2009, and prior to that, under the symbol “AMRE”; however, our common stock did not commence any meaningful trading until December 2009.  The following table sets forth the high and low bid prices for our common stock for the calendar quarters indicated, as reported by OTC Markets Group, Inc.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
2010:
First Quarter	$1.00	$0.50
Second Quarter	0.80	0.50
Third Quarter	1.11	0.51
Fourth Quarter	0.85	0.40
2009:
First Quarter	$0.15	$0.05
Second Quarter	0.10	0.10
Third Quarter	0.10	0.05
Fourth Quarter	0.50	0.06

On March 18, 2011, we had approximately 10 stockholders of record.  We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

The company has retained Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Suite C, Scottsdale, Arizona, as its transfer agent.

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

Our Company was incorporated in the State of Nevada under the name “Yellow Hill Energy Inc.” on March 14, 2007 and is engaged in the acquisition, exploration and development of natural resource properties of merit.  On October 5, 2009, we filed documents with the Nevada Secretary of State to affect a change of our name from “Yellow Hill Energy Inc.” to “American Eagle Energy Inc.” by way of a merger with our wholly-owned subsidiary, American Eagle Energy Inc., which was formed solely to facilitate the name change.

On June 18, 2010, we formed a wholly-owned subsidiary named “AEE Canada Inc.” for the purpose of conducting operations and holding title to certain assets located within Canada.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassifications, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

On October 9, 2008, Scott Lindsay resigned as our President, Chief Financial Officer and Director and Sean Mitchell resigned as our Secretary, Treasurer and Director.  As a result, on October 9, 2008, Jay Jhaveri was appointed to serve in these roles.  On December 14, 2009, Mr. Jhaveri resigned and was replaced by Richard Findley.  Mr. Findley currently serves as our President, Chief Financial Officer, Secretary, Treasurer and Director.  In performing his duties, Mr. Findley currently devotes approximately 10 hours per week, for which he receives no direct monetary or stock-based compensation.

On June 7, 2010, we hired Thomas Lantz to serve as our Vice President of Operations.  Mr. Lantz is currently our only paid employee.

Current Business

We are engaged in the exploration and production of oil and gas properties in the northern United States and south central Canada.

On October 14, 2009, our board of directors approved a forward split of our common stock on a one old for two new basis and, in connection with that forward split, our authorized capital increased from 75,000,000 shares with a par value of $0.001 to 150,000,000 shares with the same par value.  As a result, the number of our issued and outstanding shares of common stock increased from 30,000,000 shares to 60,000,000 shares.  The effective date of the forward split was October 26, 2009.

On January 13, 2010, we issued 10,000,000 shares of our common stock at par value to a group of four individuals in connection with a change in our business operations following Mr. Findley’s joining us.  Gross proceeds received from the issuance totaled $10,000.  The shares were contractually restricted from trading for periods ranging from six-months to one year from the date of issuance and were subject to certain performance standards that have now been met.

On January 14, 2010, we issued 1,060,000 shares of our common stock at a price of $0.75 per share in a private transaction.  Gross proceeds from the issuance totaled $795,000.  The shares were contractually restricted from trading for one year from the date of issuance.

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

In February 2010, we began to acquire oil and gas leases in Divide County, North Dakota (the “Spyglass Prospect”), a region known for its Bakken and Three Forks zone oil production.  On June 18, 2010, we sold a 50% working interest in the Spyglass Prospect to Eternal Energy and acquired a 50% working interest in approximately 4,480 acres located in the Hardy Property.  As of December 31, 2010, we owned working interests in  oil and gas leases covering approximately 3,500 net acres within the Spyglass Prospect at an aggregate cost of $1,927,004, of which $766,620 was reclassified as costs associated with our Hardy Property.

On April 15, 2010, we entered into a Securities Purchase Agreement, whereby we sold a one-year 8% Convertible Debenture with an initial principal amount of $1,000,000, convertible at $0.75 per share, and a two-year warrant for the purchase of 625,000 shares of our common stock, exercisable at $0.80 per share, to an otherwise unaffiliated third-party investor.

On December 1, 2010, we received an irrevocable commitment for the purchase of $3.5 million of our common stock at a per-share price of $.40, or 8,750,000 shares.  In December 2010, pursuant to the terms of the Convertible Debenture and the warrant, the conversion price and the exercise price of those instruments were reduced to $.40 per share, which resulted in our recording of an additional debt discount of $875,000.

On January 12, 2011, our board of directors approved a reverse split of our Company’s common stock on a one new for one and one-half old basis and, in connection with that reverse split, our authorized capital decreased from 150,000,000 shares with a par value of $0.001 to 100,000,000 shares with the same par value.  As a result, the number of our issued and outstanding shares of common stock decreased from 56,310,000 shares to 37,540,000 shares.  The effective date of the reverse split was January 24, 2011.

Certain other effects of the split were (i) to decrease the number of shares subject to the irrevocable purchase commitment from 8,750,000 shares to 5,833,333 shares, with a commensurate increase in the per-share commitment purchase price to $.60, (ii) to decrease the number of shares into which the Debenture could be converted from 2,500,000 shares to 1,666,667 shares, with a commensurate increase in the per-share conversion price to $.60, and (iii) to decrease the number of shares issuable upon the exercise of the warrant from 1,250,000 shares to 833,333 shares, with a commensurate increase in the per-share exercise price to $.60.

On December 3, 2010, the warrant was exercised in full and we issued 833,333 (post-split) shares of our common stock.  On February 2, 2010, we received $666,666 of such committed funding and issued 1,111,111 shares of our common stock.  On March 2, 2010, we received an additional $2 million of such committed funding and issued 3,333,333 shares of our common stock.  On February 24, 2011, the term of the Debenture was extended through April 15, 2012.

In December 2010, we changed our fiscal year end from April 30 to December 31.  Accordingly, the financial statements accompanying this narrative are for the eight-month period ended December 31, 2010 and the year ended April 30, 2010.

During the eight-month period ended December 31, 2010, we began recognizing regular, recurring revenue from oil sales from properties in which we own working interests.  Accordingly, we are no longer considered a development stage company.

Results of Operations for the Eight-Month Period Ended December 31, 2010 and the Year Ended April 30, 2010

Our net losses for the eight-month period ended December 31, 2010 and the year ended April 30, 2010 were $806,625 and $162,185, respectively.  A discussion of the key components of the results of our operations is provided below.

In June 2010, we acquired a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut in due to mechanical issues.  During August 2010, we, along with our working interest partner, Eternal Energy Corp. (“Eternal Energy”), completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  From September 1, 2010 through December 31, 2010, the Hardy 7-9 well produced oil volumes ranging from 40 to 58 barrels per day.  Our portion of revenues from the sale of oil produced by the Hardy 7-9 well totaled $132,874 for the eight-month period ended December 31, 2010.  We did not own any working interests in any producing wells prior to June 2010.  Accordingly, we recognized no revenue from oil and gas sales for the year ended April 2010.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $129,369 for the eight-month period ended December 31, 2010, which included of trucking costs of $95,492 and well operator costs of $13,726, in addition to equipment rental, fuel, water disposal and miscellaneous other production costs.  Because we did not own any working interests in any producing wells prior to June 2010, we did not recognize any oil and gas operating expense for the year ended April 30, 2010.

General and administrative expenses totaled $167,565 for the eight-month period ended December 31, 2010 compared to $25,196 for the year ended April 30, 2010.  The increase is primarily due to the following:

•
In June 2010, we hired Tom Lantz to serve as our Vice President of Operations.  Mr. Lantz, our first and only paid employee, receives an annual salary of $144,000.  Payroll related expenses for the eight-month period ended December 31, 2010 totaled $87,822, compared to $0 for the year ended April 30, 2010.  We currently offer no company paid employee benefits to Mr. Lantz.

•
In June 2010, we began utilizing a third-party landman to provide land management services related to the administration and filing of oil and gas leases located within the Hardy Property, as well as within other geographic areas that we have targeted for acquisition.  Land management expenses for the eight-month period ended December 31, 2010 totaled $35,116.  We incurred no land management expenses for the year ended April 30, 2010, as we had not yet began acquiring significant blocks of acreage and/or interests in oil and gas leases.

•
We incurred $23,572 in travel-related expenses during the eight-month period ended December 31, 2010, primarily related to business development activities, as well as strategic meetings with our working interest partners.  Travel-related expenses totaled only $665 for the year ended April 30, 2010, as we had not yet begun exploring strategic partnerships nor engaging in acquisition discussions targeting specific leasehold acreage.

•
During the period from May 2009 through December 2009, we rented office space in Hong Kong, which is where our then-President was located.  In June 2010, concurrent with the hiring of Tom Lantz, we began incurring rent expense for office space located in Littleton, Colorado.  The office space located in Littleton Colorado is smaller than that of our former Hong Kong office.  Accordingly, rent expense for the eight-month period ended December 31, 2010 totaled $5,219 compared to $12,927 for the year ended April 30, 2010.

Professional fees $161,717 for the eight-month period ended December 31, 2010 compared to $59,919 for the year ended April 30, 2010.  The increase is primarily due to the following:

•
During the eight-month period ended December 31, 2010, we incurred $97,083 in legal fees related to general corporate matters, as well as discussions regarding potential transactions and/or public company filings.  Legal fees for the year ended April 30, 2010 totaled $46,566.

•
Accounting fees related to the audit of our annual financial statements and reviews of our quarterly financial statements totaled $30,225 for the eight-month period ended December 31, 2010, compared to $13,353 for the year-ended April 30, 2010.  The increase is primarily due to our current operations becoming more complex than our historical operations, a result of which is higher audit and review fees.

•
During the eight-month period ended December 31, 2010, we incurred engineering consulting and business valuation service fees related to potential acquisitions totaling $34,409.  No such costs were incurred during the year ended April 30, 2010.

In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $90,219 for the eight-month period ended December 31, 2010 compared to $62,049 for the year ended April 30, 2010.  The amount of monthly consulting fees billed to us by Synergy decreased from $15,000 per month to $5,000 per month subsequent to Mr. Lantz’s hiring.

We began amortizing our investment in the Hardy Property in September 30, 2010, concurrent with the return of the Hardy 7-9 well to production.  Depletion expense, calculated using the units of production method, totaled $113,596 for the eight-month period ended December 31, 2010.  Because we did not own any working interests in any producing properties prior to June 2010, we did not record any depletion expense for the year ended April 30, 2010.

In January 2010, we acquired a 15% working interest in certain acreage located in a contemplated well located in Wilkinson County, Mississippi (the “Mississippi Prospect”) for cash consideration of $150,000.  In June 2010, we sold our interest in the Mississippi Prospect to the original owner.  Net proceeds from the sale totaled $144,063, which represents the original purchase price less preliminary drilling costs of $5,937.  We recognized impairment expense equal to the amount of the preliminary drilling costs.  We did not recognize any impairment expenses during the year ended April 30, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of a one year, 8% Secured, Convertible Debenture (the “Debenture”).  Interest expense related to the Debenture totaled $3,333 for the period from issuance through April 30, 2010 and $53,606 for the eight-month period ended December 31, 2010.  Attached to the Debenture were warrants to purchase additional shares of the Company’s stock at an initial exercise price of $0.80 per share.  A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid-in capital, resulting in a “debt discount” of $280,511at the time that the Debentures were sold.  We are amortizing the debt discount over the original life of the Debenture.  In December 2010, the conversion price of the Debenture was reduced from $0.75 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333 shares of our common stock.  Accordingly, we recorded an additional debt discount in the amount of $875,000. We recognized accretion expense related to the debt discount of $11,688 for the period from April 15, 2010 through April 30, 2010, compared to $217,490 for the eight-month period ended December 31, 2010.

On December 30, 2010, we granted options to purchase an aggregate of 2,141,842 shares of our common stock to four individuals in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to us.  The intellectual property was assigned a value of $1,247,195, which equalled the value of the options on the date granted, as calculated using the Black-Scholes model.

As of December 31, 2010, we recorded cumulative losses totaling $1,022,082 since inception.

Results of Operations for the Years Ended April 30, 2010 vs. April 30, 2009

We are an development stage company and, to date,  have generated no revenues.  Our net losses for the years ended April 30, 2010 and 2009 were $162,185 and $21,270, respectively.  The increase in our net loss from 2009 to 2010 is due to increases in general and administrative expenses as well as professional fees.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At December 31, 2010, we had a cash balance of $79,768 and current liabilities totaling $1,057,408, resulting in a working capital deficit of $977,640.

In December 2010, all of the warrants granted in connection with the sale of the Convertible Debenture were exercised, resulting in cash proceeds received by us totaling $500,000.  As of December 31, 2010, there are no other warrants outstanding that could be a source of future cash inflows to our Company.

Also in December 2010, we received an irrevocable commitment from a third party to acquire 5,833,333 shares of our common stock at a price of $0.60 per share.  As of December 31, 2010, we had recorded stock subscription receivables in the amount of $3,500,000 related to this purchase commitment.  During February and March 2011, we received cash payments related to the subscriptions receivable totaling $2,666,667.  An additional $833,333 is due to us relating the remaining subscriptions receivable.

It may be necessary for the Company to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets to fund our future operations.  The Company owns interests in oil and gas properties valued at $3,786,149 as of December 31, 2010, the partial or complete monetization of which could provide significant working capital for future operations.  Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

Possible Merger

On February 22, 2011, we entered into a non-binding letter of intent with Eternal Energy.  Pursuant to the terms of the letter of intent, we will form a wholly-owned subsidiary into which Eternal Energy will be merged.  Although Eternal Energy will be the surviving entity of the possible merger, the ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to our stockholders and 20% to the legacy stockholders of Eternal Energy.  The closing of the possible merger is subject to, among other items, (i) the successful completion of standard due diligence by the parties, (ii) the negotiation, execution, and delivery of a definitive merger agreement, (iii) Eternal Energy’s obtaining an acceptable opinion of an investment banking firm to the effect that the possible merger is fair to it and to its stockholders, (iv) the registration of the common stock currently contemplated to be issued by Eternal Energy to our stockholders, and (v) the approval of the transaction by the boards of directors of both companies and by our stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

American Eagle Energy Inc.

Financial Statements

As of December 31, 2010, April 30, 2010 and April 30, 2009 and
For the Eight-Month Period Ended December 31, 2010 and for the Years Ended April 30, 2010 and 2009

American Eagle Energy Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Eagle Energy, Inc

We have audited the accompanying balance sheet of American Eagle Energy Inc. as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the eight-month period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Energy Inc. as of December 31, 2010 and the results of its operations and its cash flows for the eight-month period then ended in conformity with U.S. generally accepted accounting principles.

Kelly & Company
Costa Mesa, California
March 22, 2011

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

Seale and Beers, CPA’s
Las Vegas, Nevada
August 10, 2010

American Eagle Energy Inc.

Balance Sheets

	December 31,	April 30,	April 30,
	2010	2010	2009
Current assets:
Cash	$79,768	$825,419	$7,157
Stock subscription receivable	2,666,667	-	-
Total current assets	2,746,435	825,419	7,157
Oil and gas properties -- subject to amortization, net of accumulated amortization of $113,596, $0 and $0, respectively	965,848	-	-
Oil and gas properties -- not subject to amortization	2,820,301	1,822,599	-
Marketable securities - related party	197,453	-	-
Total assets	$6,730,037	$2,648,018	$7,157
Current liabilities:
Accounts payable and accrued liabilities	$758,032	$912,481	$429
Amounts due to working interest partner Eternal Energy Corp	279,376	2,000	-
Due to related parties	20,000	72,306	-
Total current liabilities	1,057,408	986,787	429
Convertible debenture, net of discount of $926,333, $268,823 and $0, respectively	73,667	731,177	-
Asset retirement obligation, net of discount of $23,647, $0 and $0, respectively	13,853	-	-
Total liabilities	1,144,928	1,717,964	429
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 37,540,000, 36,706,667 and 40,000,000 shares issued and outstanding	37,540	36,707	40,000
Additional paid-in capital	7,230,166	1,108,804	20,000
Stock subscriptions receivable	(833,333)	-	-
Accumulated deficit	(1,022,082)	(215,457)	(53,272)
Accumulated other comprehensive income - unrealized gain on marketable securities	172,818	-	-
Total stockholders' equity	5,585,109	930,054	6,728
Total liabilities and stockholders' equity	$6,730,037	$2,648,018	$7,157

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Inc.

Statements of Operations

	For the
	Eight-Month	For the	For the
	Period Ended	Year Ended	Year Ended
	December 31,	April 30,	April 30,
	2010	2010	2009
Oil and gas sales	$132,874	$-	$-
Oil and gas operating expenses	129,369	-	-
Gross profit	3,505	-	-
Administrative expenses:
General and administrative	167,565	25,196	13,325
Professional fees	161,717	59,919	7,945
Professional fees - related party	90,219	62,049	-
Depletion expense	113,596	-	-
Impairment of oil & gas property	5,937	-	-
Total administrative expenses	539,034	147,164	21,270
Total operating loss	(535,529)	(147,164)	(21,270)
Interest expense	(53,606)	(3,333)	-
Accretion of debenture discount	(217,490)	(11,688)	-
Net loss	$(806,625)	$(162,185)	$(21,270)
Net loss per common share:
Basic and diluted	$(0.02)	$0.00	$0.00
Weighted average number of shares outstanding:
Basic and diluted	36,764,727	38,388,201	40,000,000

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Inc.

Statements of Stockholders' Equity

			Additional		Other		Total
	Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Receivable	Income	Deficit	Equity
Balance, April 30, 2008	40,000,000	$40,000	$20,000	$-	$-	$(32,002)	$27,998
Net loss	-	-	-	-	-	(21,270)	(21,270)
Balance, April 30, 2009	40,000,000	$40,000	$20,000	$-	$-	$(53,272)	$6,728
Cancellation of stock	(10,666,667)	(10,667)	10,667	-	-	-	-
Private placement - $0.0015 per share	6,666,667	6,667	3,333	-	-	-	10,000
Private placement - $1.125 per share	706,667	707	794,293	-	-	-	795,000
Issuance of warrants with convertible
debenture	-	-	280,511	-	-	-	280,511
Net loss	-	-	-	-	-	(162,185)	(162,185)
Balance, April 30, 2010	36,706,667	$36,707	$1,108,804	-	$-	$(215,457)	$930,054
Stock subscribed - $0.60 per share	-	-	3,500,000	(833,333)	-	-	2,666,667
Exercise of warrants - $0.60 per share	833,333	833	499,167	-	-	-	500,000
Incremental intrinsic value discount resulting from the reduction of the debenture conversion price from $1.125 $to 0.60	-	-	875,000	-	-	-	875,000
Purchase of O&G rights with stock options	-	-	1,247,195	-	-	-	1,247,195
Change in fair value of AFS marketable
securities	-	-	-	-	172,818	-	172,818
Net loss	-	-	-	-	-	(806,625)	(806,625)
Balance, December 31, 2010	37,540,000	$37,540	$7,230,166	$(833,333)	$172,818	$(1,022,082)	$5,585,109

Common Stock and APIC have been restated to retroactively reflect the effect of the 1 for 1.5 reverse stock split that occurred on January 24, 2011.

The accompanying notes are an integral part of the consolidated financial statements .

American Eagle Energy Inc.

Statements of Cash Flows

	For the
	Eight-Month	For the	For the
	Period Ended	Year Ended	Year Ended
	December 31,	April 30,	April 30,
	2010	2010	2009
Cash flows used in operating
activities:
Net loss	$(806,625)	$(162,185)	$(21,270)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depletion	113,596	-	-
Accretion of discount on debenture	217,490	11,688	-
Impairment of oil and gas properties	5,937	-	-
Changes in operating assets and
liabilities:
Accounts payable and accrued
liabilities	(139,474)	26,392	29
Amounts due to
Eternal Energy Corp.	277,376	2,000	-
Amounts due to related parties	(67,281)	87,281	-
Net cash used in operating activities	(398,981)	(34,824)	(21,241)
Cash flows used in investing activities:
Acquisition of oil and gas properties -
subject to amortization	(298,971)	-	-
Acquisition of oil and gas properties -
not subject to amortization	(667,127)	(951,914)	-
Proceeds from sale of oil and gas
properties - not subject to amortization	144,063	-	-
Investment in marketable securities	(24,635)	-	-
Net cash used in investing activities	(846,670)	(951,914)	-
Cash flows provided by financing activities:
Sale of common stock	-	805,000	-
Issuance of a convertible debenture	-	1,000,000	-
Proceeds from warrant exercise	500,000	-	-
Net cash provided by financing activities	500,000	1,805,000	-
Net increase (decrease) in cash	(745,651)	818,262	(21,241)
Cash - beginning of period	825,419	7,157	28,398
Cash - end of period	$79,768	$825,419	$7,157

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Inc.

Statements of Cash Flows

Supplemental Disclosure of Cash Flow Information

	For the
	Eight-Month	For the	For the
	Period Ended	Year Ended	Year Ended
	December 31,	April 30,	April 30,
	2010	2010	2009
Cash paid during the period for:
Interest	$16,940	$-	$-
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities

Value of warrants issued along with
convertible debenture accounted for as a
discount on the debenture	$-	$280,511	$-
Unrealized gain on marketable securities	$172,818	$-	$-
Transfer of amount from full cost pool not
subject to amortization to full cost pool
subject to amortization resulting from
exchange of 50% of the Spyglass Prospect
for 50% of the Hardy Prospect	$766,620	$-	$-
Cancellation of common shares	$-	$(10,667)	$-
Issuance of stock options for oil and gas
concepts	$1,247,195	$-	$-
Stock subscription commitment	$3,500,000	$-	$-
Accrual of asset retirement obligation	$13,853	$-	$-
Incremental intrinsic value of debt discount resulting
from the reduction of the debenture
conversion price from $1.125 to $0.60	$875,000	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

1.       Description of Business

American Eagle Energy, Inc. (the "Company") was incorporated in the state of Nevada in March 2007 under the name Yellow Hill Energy, Inc.  On October 5, 2009, Yellow Hill Energy, Inc. merged with its wholly owned subsidiary, American Eagle Energy Inc., which was formed for the sole purpose of changing the name.  On October 14, 2009, the Company’s board of directors authorized a forward split of the Company’s common stock at a ratio of 2:1.  On January 12, 2011, the Company's board of directors authorized a reverse split of the Company's common stock at a ratio of 1:1.5.  All share amounts presented herein reflect the retroactive effects of these stock splits.

The Company was initially formed to serve as a vehicle for pursuing and acquiring existing businesses and, as a result, operated as a “shell” company from the date of inception through September 2009.  In October 2009, the Company shifted its focus from business acquisition activities to engaging in the acquisition, exploration and development of oil and gas properties.  As of December 31, 2010, the Company had acquired working interests in oil and gas prospects located in North Dakota, Texas and southeastern Saskatchewan, Canada.

The Company began recognizing revenue from oil sales in September 2010.  Because the Company has begun recognizing recurring revenues from operations, it is no longer considered to be a development stage entity.  This is the first reporting period during which the Company is considered an operating company and is no longer in the development stage.

In January 2011, the Company changed its fiscal year end from April 30 to December 31.  Accordingly, the financial statements to which these notes are attached include the Company’s balance sheet as of December 31, 2010 and its results of operations and cash flows for the eight-month period from May 1, 2010 through December 31, 2010, as well as financial statements as of and for the years ended April 30, 2010 and 2009.  Readers should consider the fact that the reporting periods being presented are different in length and, accordingly, the results of operations and cash flows for all periods presented are not necessarily comparable.

2.       Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States .The Company has evaluated subsequent events through March 22, 2011, the date that the financial statements were issued and included in the Company’s Annual Report on Form 10 K for the year ended December 31, 2010.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable.  Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold and persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee for the arrangement is fixed or determinable and collectibility is reasonably assured.

Concentration of Credit Risk

At December 31, 2010, the Company did not have any funds on deposit that exceeded the United States (FDIC) federal insurance limit of $250,000 per bank.  The Company believes that, when funds on deposit exceed the insurance limit, this credit risk is mitigated by the financial strength of the financial institutions with which the Company has placed its funds on deposit.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist solely of unrealized gains and losses on marketable equity investments. The changes in other comprehensive income for the eight-month period ended December 31, 2010 are $172,818.  There were no components of other comprehensive income prior to April 30, 2010.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase. The Company does not have any cash equivalents at December 31, 2010.

Marketable Securities

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable equity securities not classified as held to maturity or as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool.  Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities.  Cost centers are established on a country by country basis.

Capitalized costs within the cost centers are amortized on the unit of production basis using proved oil and gas reserves.  The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties.  Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

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

Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Long-Lived Assets

The carrying values of intangible assets and other long lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market. The fair value measurements of the Company’s financial instruments at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
Recurring:
Cash	$79,768	$-	$-	$79,768
Marketable securities - related
party	-	197,453	-	197,453
	$79,768	$197,453	$-	$277,221
Non-Recurring:
Stock options granted in
exchange for intellectual
property	$-	$1,247,195	$-	$1,247,195
	$-	$1,247,195	$-	$1,247,195

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.  Level 2 inputs were also used to determine the fair value of the Company's stock options which were granted to related parties for intangible oil and gas intellectual property.  Recent market transactions were used to determine the market price of the stock and a comparable company was used to calculate volatility.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Convertible Debt

The Company has allocated a portion of the proceeds received from the issuance of convertible debentures to additional paid in capital to recognize the value of the common stock warrants issued in connection with the convertible debentures.  The amount charged to additional paid in capital has been offset by a charge to debt discount.  Debt discounts are amortized using the straight line method over the life of the corresponding debt instrument.

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. However, diluted loss per common share for the eight month period ended December 31, 2010 and for the years ended April 30, 2010 and 2009 is computed in the same way as basic loss per common share as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti dilutive.  See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the eight month period ended December 31, 2010 for the years ended April 30, 2010 and 2009.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  Net operating loss carry forwards and other deferred tax assets are reviewed annually for recoverability, and if necessary, are recorded net of a valuation allowance.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the asset retirement obligation, the valuation of the warrants held by the Company as investments and the estimates used to determine the black scholes fair value of the stock options issued as consideration for oil & gas intangible assets.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from these estimates.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010 06, Improving Disclosures about Fair Value Measurements (“FASB 2010 06”), which amends ASC 820 10 and requires, among other things, new disclosures regarding the transfers in and out of hierarchy levels 1 and 2 as well as the gross presentation of changes in estimated measurements for level 3 measurements.  In addition, FASB 2010 06 provides clarifying direction with respect to disclosures regarding the various levels of disaggregation and about specific inputs and valuation techniques.  FASB 2010 06 is effective for interim and annual reporting periods beginning after April 30, 2010, except for the gross presentation of level 3 measurement activities, which is effective for fiscal years beginning after December 15, 2010.  The adoption of FASB 2010 06 is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010 09, Amendments to Certain Recognition and Disclosure Requirements, which amended ASC 855 and which requires issuers of financial statements to evaluate subsequent events through the date on which the financial statements are issued.  FASB 2010 09 was effective immediately, but has not had a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010 03, Oil and Gas Reserve Estimation and Disclosures (“FASB 2010 03”), which amended Extractive Activities – Oil and Gas (Topic 932).  The pronouncement expands the definition of oil and gas producing activities and requires companies to use a twelve month average price, rather than a year end price, when estimating whether reserve quantities are economical to produce.    Additionally, it requires separate reserve disclosures for geographical areas containing more than fifteen percent of an entity's total reserves and provides guidance with respect to the applicability of reporting requirements for equity investments in oil and gas producing entities.  FASB 2010 03 will become effective for the Company's annual reporting as of April 30, 2011.  The adoption of FASB 2010 03 is not expected to have a material effect on the Company’s financial statements.

3.       Marketable Securities

As of December 31, 2010, the Company held the following marketable securities that were classified as available for sale:

American Eagle Energy Inc.

Notes to the Financial Statemetnts

		Gains in
		Accumulated
	Fair	Other
	Value	Comprehensive
	Measurement	Income
Noncurrent assets:
Common stock and warrants - related party	$197,453	$172,818
Total available-for-sale marketable securities	$197,453	$172,818

In June 2010, the Company purchased 500,000 units of Passport Energy Inc. (formerly Covenant Resources Inc.) (“Passport”), a Canadian resources company traded on the Canadian National Stock Exchange, at a purchase price of $0.05 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of Passport’s common stock at a purchase price of $0.05 per share.  The warrants have a two year life and expire on June 23, 2012.  Total consideration paid to acquire the common shares and warrants was $24,635 (CDN$25,000).  The Company was restricted from selling the Passport shares or exercising the associated warrants until October 2010.  Management considers the investment in Passport as “available for sale” but has no intention of liquidating the investments during the upcoming twelve month period.  Accordingly, the marketable securities have been classified as non current assets.  The Passport warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk free interest rate	0.21%
Expected volatility of common stock	223%
Dividend yield	$0.00
Expected life of options	1.4 years

A marketability discount was applied to the Passport shares and warrants.

At Passport's December 2010 Annual General Meeting, Passport increased its number of directors to eight, one of whom is the Company's President and another of whom is the Company’s Vice President of Operations.  As a result, the investment in Passport is classified as a related party asset.  Passport's name change occurred in December 2010.

There were no sales of marketable securities during the eight month period ended December 31, 2010.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

4.       Oil and Gas Properties

As of December 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and proven reserves have been identified, and one pool that is not subject to amortization because no proven reserves have been assigned to the properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

The Company did not have any oil and gas properties at April 30, 2009.  As of December 31, 2010 and April 30, 2010, the Company’s cost centers are as follows:

	December 31, 2010		April 30, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$2,820,301	$-	$1,822,599
Canada	965,848	-	-	-
Total	$965,848	$2,820,301	$-	$1,822,599

The Company has entered into participation agreements in a number exploratory oil and gas properties. Unproven exploratory prospects are excluded from its respective amortizable cost pool until such a time when proven reserves are identified.  Each prospect’s costs are transferred into the amortization base on an ongoing (well by well or property by property) basis as the prospect is evaluated and proved reserves are established or impairment is determined.

Musta Prospect

During December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of December 31, 2010, the Company has yet to enter into any oil and gas leases within the Musta Prospect.  The Company’s management is currently evaluating the Company’s opportunities within this prospective area.

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

American Eagle Energy Inc.

Notes to the Financial Statemetnts

To date, no drilling activities have occurred within the Mississippi Prospect.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of December 31, 2010.

Sidney North Prospect

During the eight-month period ended December 31, 2010, the Company acquired oil and gas leases on approximately 178 net acres located in Richland County, Montana (the “Sidney North Prospect”) at an aggregate cost of $215,068.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of December 31, 2010.

Spyglass Prospect

During the period from February 1, 2010 through June 18, 2010, the Company acquired oil and gas leases covering approximately 6,239 net acres located in Divide County, North Dakota (the “Spyglass Prospect”).   On June 18, 2010, the Company sold 50% of its interest in these oil and gas leases to Eternal Energy Corp. (“Eternal Energy”) and received, in exchange, a 50% working interest in approximately 4,480 acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The Company treated the transaction as a like-kind exchange and assigned 50% of the Company's carrying value of the Spyglass Prospect being allocated to the Hardy Property.  During the period from June 19, 2010 through December 31, 2010, the Company, along with its working interest partner, Eternal Energy, continued to acquire additional oil and gas leases within the Spyglass Prospect.  As of December 31, 2010, the Company owns a 50% working interest in approximately 3,500 net acres located within the Spyglass Prospect.  The aggregate cost of this acreage, less the amount that was reclassified to the Hardy Property, was $1,160,385.

Because no proven reserves have been identified, the Spyglass Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Spyglass Prospect.

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The intellectual property was assigned a value of $1,247,195, which equals the value of the options granted as calculated using the Black-Scholes model.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Hardy Property

As noted above, on June 18, 2010, the Company sold 50% of its working interest in the Spyglass Prospect to Eternal in exchange for a 50% working interest in approximately 4,480 net acres located in Southeastern Saskatchewan (the “Hardy Property”), which included related equipment valued at approximately $238,681.  At the time, the Hardy Property contained one existing oil well (the Hardy 7-9 well) that, at acquisition, was shut in due to mechanical issues.  As a result, the Company reclassified $766,620 (half of the carrying value of its Spyglass Prospect at that time) to the newly acquired Hardy Property, which is part of the full cost pool that is subject to amortization.  The Company and Eternal Energy have agreed that Eternal Energy will oversee all future exploration and operational activities associated with their shared acreage.  The Company is obligated to pay 50% of the cost of any exploration or development costs incurred for wells in which it elects to participate.

During August and September 2010, Eternal Energy performed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  The Company’s share of the oil and gas sales generated by the Hardy 7-9 well during the eight-months ended December 2010 totaled $132,874.

As of December 31, 2010, the Hardy Property represents the only property that is included in the portion of the Company’s full cost pool that is subject to amortization.  The Company began depleting the capitalized costs include in the amortizable pool once production began related to the Hardy 7-9 well.  Depletion expense for the eight-month period ended December 31, 2010 totaled $113,596.  The Company did not recognize any depletion expense during the years ended April 30, 2010 or 2009 because it did not own any oil and gas properties containing proven reserves.

5.       Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense related to the Debenture totaled $53,606 and $3,334 for the eight-month period ended December 31, 2010 and the year ended April 30, 2010, respectively.  Accrued interest payable as of December 31, 2010 and April 30, 2010 totaled $40,000 and $3,333, respectively.  The Debenture’s original maturity date was April 15, 2011.  On February 24, 2011, the lender extended the maturity date to April 15, 2012.  Accordingly, the Convertible Debenture is presented as a non-current liability on the Company’s balance sheets.  Interest was payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $1.125 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock at an initial conversion price of $1.125 per share. The initial conversion price was subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price is also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.

Because the initial trading value of the Company’s stock on the date the Debentures were issued was less than the initial conversion price, the Debentures were not deemed to contain a beneficial conversion feature. At the time the Debentures were initially sold.

The Debenture may not be converted if, immediately after, the conversion would result in the holder of the Debenture possessing a beneficial ownership interest in excess of 4.99% of the Company’s then outstanding common shares.  Upon providing 60 days prior written notice, the holder of the Debenture may increase or decrease such ownership limit, but in no instance can the ownership limit exceed 9.99% of the Company’s outstanding shares.

Attached to the convertible debentures were 416,667 warrants to purchase shares of the Company’s common stock at an initial exercise price of $1.20 per share (Note 9).  The initial exercise price was reduced from $1.20 per share to $0.60 per share as a result of the aforementioned private placement commitment, which also increased the number of exercisable warrants from 416,667 to 833,333.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded an initial debt discount in the amount of $280,511.  The debt discount is being accreted using the straight line method over the life of the Debenture.  The Company recognized accretion expense associated with the debt discount of $187,008 and $11,688 for the eight month period ended December 31, 2010 and the year ended April 30, 2010, respectively.  The amount of the unamortized debt discount was $81,815 and $268,823 as of December 31, 2010 and April 30, 2010, respectively.

In December 2010, the Company received an irrevocable commitment to purchase 5,833,333 shares of its common stock at a price of $0.60 per share (see Note 9).  Also in December 2010, the Company granted 2,141,842 options to purchase shares of the Company’s common stock to certain consultants and members of the Company’s management, in exchange for the contribution of certain exploratory concepts.  The terms of the option agreements stipulate an exercise price of $0.60 per share.  At that time, the initial conversion price associated with the debenture was reduced.  The adjusted conversion price of the Debenture is $0.60 per share as of December 31, 2010.

These two events triggered the reduction of the initial conversion price of the debentures from $1.125 per share to $0.60 per share. As a result, it was determined that the debentures included a beneficial conversion feature as of December 31, 2010 and, accordingly, the company recorded an additional debt discount related to the debentures in the amount of $875,000. The company recognized amortization expense of $30,482 during the eight-month period ended December 31, 2010 related to the additional debt discount.

Because the adjusted conversion price is less than the trading value of the Company’s stock as of year end, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $444,444 as of December 31, 2010.

As of December 31, 2010, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.

6.       Income Taxes

For the eight-month period ended December 31, 2010 and the years ended April 30, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes was recorded.  In addition, no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

As of December 31, 2010 the Company had estimated cumulative net loss carryforwards of approximately $792,090 available to offset future US taxable earnings.  The NOL’s, if not utilized, will begin to expire in 2027.

As a result of its losses, the Company has not recorded any current or deferred income tax provision for the eight-month period ended December 31, 2010 or the year ended April 30, 2010.  Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2010, April 30, 2010 and April 30, 2009 are as follows:

	December 31,	April 30,	April 30,
	2010	2010	2009
Tax effect of available
NOL’s	$243,875	$69,279	$18,112
Less: Valuation allowance	(243,875)	(69,279)	(18,112)
Net deferred income tax assets	$-	$-	$-

Based on the Company’s history of net losses, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2010 and April 30, 2010 and 2009.

A reconciliation between the amount of income tax (benefit) expense for the eight-month period ended December 31, 2010 and the years ended April 30, 2010 and 2009, determined by applying the applicable US statutory income tax rates, is as follows:

American Eagle Energy Inc.

Notes to the Financial Statemetnts

	For the
	Eight-Month	For the	For the
	Period Ended	Year Ended	Year Ended
	December 31,	April 30,	April 30,
	2010	2010	2009
U.S. net (loss) before taxes	$(806,625)	$(162,185)	$(21,270)
U.S. statutory tax rate	34%	34%	34%
Estimated tax (benefit)	(274,253)	(55,143)	(7,232)
Provision for deferred taxes	274,253	55,143	7,232
Net income tax expense (benefit)	$-	$-	$-

7.       Commitments and Contingencies

Drilling Commitments

As discussed in Note 4, the Company owns a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As of December 31, 2010, plans are in place to commence drilling of an offset well (the Hardy 4-16 well) in relative proximity to the existing Hardy 7-9 well.  The current estimate of drilling and completion costs of the Hardy 4-16 well is $3,100,000, of which the Company, through its participation election, is obligated to pay $1,550,000.

Stock Issuances

As discussed in Note 9, the Company is obligated to issue 5,833,333 shares of its common stock upon the receipt of certain stock subscription payments.   In February and March 2010, respectively, the Company collected $666,667 and $2,000,000 of stock subscriptions that were outstanding as of December 31, 2010, accordingly, issued 4,444,444 shares.

8.       Loss Per Share

The following is a reconciliation of the number of shares used in the calculation of basic loss per share and diluted loss per share for the eight-month period ended December 31, 2010 and the years ended April 30, 2010 and 2009:

American Eagle Energy Inc.

Notes to the Financial Statemetnts

	For the
	Eight-Month	For the	For the
	Period Ended	Year Ended	Year Ended
	December 31,	April 30,	April 30,
	2010	2010	2009
Net loss	$(806,625)	$(162,185)	$(21,270)
Weighted-average number of common
shares outstanding - basic and diluted	36,764,727	38,388,201	40,000,000
Net loss per share: basic and diluted	$(0.02)	$0.00	$0.00

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,	April 30,	April 30,
	2010	2010	2009
Convertible debentures	1,666,667	888,889	-
Warrants	-	416,667	-

9.       Equity Transactions

Stock Splits

On October 14, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on a 1 old share for 2 new shares basis.  As a result, the Company’s authorized common shares increased from 75,000,000 to 150,000,000.  Par value remained unchanged.

On January 12, 2011, the Company’s board of directors approved a reverse split of the Company’s common stock on a 1 nes share for 1.5 old share basis.  As a result, the Company’s authorized common shares decreased from 150,000,000 to 100,000,000.  Par value remained unchanged.

Cancellation of Shares

In December 2009, 10,666,667 common shares held by two of the Company’s original founders’ were returned to the Company and cancelled.

Private Placements

In January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Two of the individuals are our sole officers at December 31, 2010.  Proceeds received from the sale of the stock totaled $10,000.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Also in January 2010, the Company issued 706,667 restricted shares of the Company’s common stock at a price of $1.125 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

On December 14, 2010, the Company received an irrevocable commitment from a third party to purchase 5,833,333 shares of the Company’s common stock at a price of $0.60 per share, resulting in aggregate funds to be received of $3,500,000.  As discussed in Note 11, the Company collected $2,666,667 of subscriptions receivable during February and March 2011, prior to the issuance of these financial statements.  As a result, the Company has presented stock subscriptions receivable of $2,666,667 as a current asset and stock subscriptions receivable of $833,333 as a contra-component of stockholder’s equity on its December 31, 2010 balance sheet.

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 5), the Company granted to the purchaser of the Debenture warrants to purchase up to 416,667 shares of the Company’s common stock at an initial exercise price of $1.20 per share.  The warrants were scheduled to expire on April 15, 2012.

The initial exercise price of the warrants was subject to reduction in the event that the Company subsequently sold, or granted any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price was also subject to a reduction in the event that the Company should issue dividends, declare a stock split or engage in a merger transaction.

As discussed in Note 5, the number of warrants outstanding was increased from 416,667 to 833,333 in December 2010 as a result of the reduction of the initial exercise price of $1.20 per share to an adjusted exercise price of $0.60 per share.  On December 15, 2010, the holder of the warrants fully exercised the warrants and received 833,333 shares of the Company’s common stock.  The Company received gross proceeds of $500,000 from the exercise of the warrants.

A summary of warrant activity for the years ended April 30, 2010 and 2009 and the eight month period ended December 31, 2010 is presented below:

American Eagle Energy Inc.

Notes to the Financial Statemetnts

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding at April 30, 2008 and
2009	-	-	-	-
Issued	416,667	$1.20	2 years	-
Exercised	-	-	-	-
Outstanding at April 30, 2010	416,667	$1.20	2 years	$-
Increase due to reduction in
exercise price	416,666	$0.60	4 months	-
Exercised	(833,333)	$0.60	-	-
Outstanding at December 31, 2010	-	$-	-	$-

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended April 30, 2010 were as follows:

Risk-free interest rate	1.04%
Expected volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants granted	$0.62

Issuance of Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The options have a five-year life, vested immediately and have an exercise price of $0.60 per share.  The options expire on December 30, 2015.  The intellectual property was assigned a value of $1,247,195, which equals the value of the options granted as calculated using the Black-Scholes model.

A summary of stock option activity for the years ended April 30, 2010 and 2009 and the eight month period ended December 31, 2010 is presented below:

American Eagle Energy Inc.

Notes to the Financial Statemetnts

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at April 30, 2008 and
2009	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Outstanding at April 30, 2010	-	-	-	-
Granted	2,141,842	$0.60	5.0 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at
December 31, 2010	2,141,842	$0.60	5.0 years	$1,028,084

The assumptions used in the Black Scholes option pricing model for the options granted during the eight-month period ended December 31, 2010 were as follows:

Market value of the Company's Common Stock	$0.60
Risk free interest rate	2.06%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	5 years

Shares Reserved for Future Issuance

As of December 31, 2010, the Company has reserved 3,808,509 shares of its common stock in the event that the Debenture is converted prior to maturity and the outstanding options are exercised prior to their expiration.

10.       Related Party Transactions

For the period from May 1, 2009 through December 14, 2009, the Company rented office space from an entity owned by a related party who, at that time, was a Director and officer of the Company.  Rents paid to the former officer and Director totaled $12,927 for the year ended April 30, 2010

In August 2009, the Company obtained a $14,975 unsecured loan from the same former officer and Director of the Company.  The loan bears no interest rate and has no specific term for repayment.  The loan amount is outstanding as of December 31, 2010, but is no longer classified as due from a related party as the individual is no longer an officer or Director of the Company.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. The Company’s President and sole Director is also a member of Synergy’s management team.  Geological and engineering consulting service fees provided by Synergy for the eight month period ended December 31, 2010 and for the year ended April 30, 2010 totaled $85,000 and $60,000, respectively.

As discussed in Note 9, in January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Of the 6,666,667 shares issued, 4,222,222 shares were purchased by two of the individuals who are our sole officers at December 31, 2010.  The proceeds received from the sale of the stock totaled $10,000. Proceeds from the two related parties totaled $6,333.

As discussed in Note 3, at Passport Energy's December 2010 Annual General Meeting, Passport increased their number of directors to eight, one of whom is the Company's Vice President of Operations.  As a result, the investment in Passport is classified as a related party asset.

11.       Subsequent Events

On January 12, 2011, the Company declared a 1 for 1.5 reverse stock split on all issued and outstanding shares of the Company’s stock.  The reverse split reduced the number of shares then issued and outstanding from 56,310,000 to 37,540,000.

On January 31, 2011, the Company entered into a Lease Acquisition Agreement between Americana Exploration LLC and Big Sky Operating LLC to acquire an undivided 66.67% working interest in approximately 47,392 net acres located in Toole County Montana for cash consideration of $1,235,684.

On February 2, 2011, the Company received stock subscription payments totaling $666,667 and issued 1,111,111 shares of its common stock to the subscribers.

On February 22, 2011, the Company announced that it had entered into a non-binding letter of intent with Eternal Energy to merge the two companies.  Pursuant to the terms of the letter of intent, Eternal Energy will form a wholly-owned subsidiary into which the Company will be merged, with Eternal Energy emerging as the surviving entity.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for American Eagle’s legacy stockholders and 20% for Eternal Energy’s stockholders.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

The closing of the possible merger is subject to, among other items, (i) the successful completion of standard due diligence by the parties, (ii) the negotiation, execution, and delivery of a definitive merger agreement, (iii) Eternal Energy’s obtaining an acceptable opinion of an investment banking firm to the effect that the possible merger is fair to it and to its stockholders, (iv) the registration of the common stock currently contemplated to be issued by Eternal Energy to our stockholders, and (v) the approval of the transaction by the boards of directors of both companies and by the our stockholders.

On February 28, 2011, the Company executed a short-term loan agreement and borrowed $1,195,678 from Eternal Energy.  The borrowed funds were repaid to Eternal Energy on March 4, 2011 with funds received from the stock subscription payment received on March 3, 2011.  The short-term loan bore interest at a rate of 0.51% per annum.

On March 3, 2011, the Company received a stock subscription payment in the amount of $2,000,000 and issued 3,333,333 shares of its common stock to the subscriber.

12.       Unaudited Comparative Summarized Financial Information

Summarized financial information for the calendar years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Revenues	$132,874	$-
Gross profit	$3,505	$-
Income taxes	$-	$-
Net loss	$(945,924)	$(31,343)
Loss per share, basic and diluted	$(0.03)	$(0.00)
Weighted averages shares outstanding, basic and diluted	36,480,312	39,501,831

             This information is being presented for comparative purposes only.

13.       Supplemental Oil & Gas Information (Unaudited)

The following tables set forth the Company’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities from the prior period. Crude oil reserves estimates include condensate.

American Eagle Energy Inc.

Notes to the Financial Statemetnts

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

The Company has retained an independent petroleum engineering consultant to determine its annual estimate of oil and gas reserves as of December 31, 2010.  The independent consultant estimated the oil and gas reserves associated with the Company’s Hardy Property using generally accepted industry standards, which include the review of technical data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications.

The Company believes that the methodologies used by the independent consultant in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards.

The following table summarizes changes in the Company’s oil and gas reserves for the years ended December 31, 2010 and 2009:

	At December 31, 2010		At April 30, 2010
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)

Proved developed and undeveloped reserves
Beginning of year	-	-	-	-
Purchases of minerals in place	202,826	-	-	-
Production	(4,001)	-	-	-
Revisions of previous estimates	-	-	-	-
End of year	198,825	-	-	-

American Eagle Energy Inc.

Notes to the Financial Statemetnts

	At December 31, 2010		At April 30, 2010
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Proved developed reserves
Beginning of year	-	-	-	-
End of year	50,478	-	-	-

Standardized Measure, Including Year to Year Changes Therein, of Discounted Future Net Cash Flows

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to the Company’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre tax cash flows. The discount was computed by application of a 10 % discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2010.

Standardized Measure of Discounted Future Net Cash Flows

	December 31,	April 30,
	2010	2010
Future cash flows	$5,350,175	$-
Future costs
Production costs and other operating
expenses	(1,215,802)	-
Development costs	(930,000)	-
Future income tax expense	-	-
Future net cash flows	3,204,373	-
Ten percent discount factor	(1,265,320)	-
Standardized measure	$1,939,053	$-

The following table summarizes the changes in the Company’s standardized measure of discounted future net cash flows for the eight-month period ended December 31, 2010 and the year ended April 30, 2010:

	December 31,	April 30,
	2010	2010
Standardized measure of discounted future cash flows
Beginning of year	$-	$-
Net change in sales prices and future production costs	-	-
Change in estimated future development costs	-	-
Sales of oil and gas produced during the year	(133,303)	-
Net change due to purchases of minerals in place	2,072,356	-
Net change due to revisions in quantity estimates	-	-
Net change in income taxes	-	-
Accretion of discount	-	-
End of year	$1,939,053	$-

Assumed prices used to calculate future cash flows

	December 31,	April 30,
	2010	2010
Oil price per barrel	$76.87	$	N/A
Gas price per mcf	$ N/A	$	N/A

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We changed our external audit firm from Seale & Beers LLC to Kelly & Company during the current period.  There were no disagreements with either firm during the period.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Our Principal Executive Officer and Principal Financial Officer does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

We did not implement any changes to our internal controls over financial reporting during the period from December 14, 2010, the date that our last Quarterly Report on Form 10-Q was filed, through March 22, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our current officers and our sole director as of March 18, 2011:

Name	Age	Position

Richard Findley	70	President, Treasurer, Secretary, and Director

Tom Lantz	59	Vice President of Operations

Richard (Dick) Findley.  Mr. Findley was appointed as our President, Secretary, and Treasurer, and as our sole director on December 14, 2009.  Mr. Findley is a geologist engaged in exploration for oil and gas.  His 35-year career began in February 1975 with Tenneco Oil Company, located in Denver, Colorado and continued with Patrick Petroleum, located in Billings, Montana, in January 1978.  Mr. Findley formed Prospector Oil, Inc. in September 1983 to build an independent company working within the Williston Basin and Northern Rockies.  He served as Chairman of the Board for Ryland Oil Corporation, a company engaged in Bakken exploitation in Saskatchewan and North Dakota, from June 2007 until November 2007 and he served as a board member for RPT Uranium Inc. from July 2008 until June 2009.

Mr. Findley has been credited with the discovery of Elm Coulee Field, which has been ranked as the 23rd largest oil field in terms of liquid proved reserves in the United States and is also the analogy for the Bakken Play in Montana, North Dakota, and Canada.  [His story has been featured in the Wall Street Journal, and the Canadian National Post, as well as other international papers in Italy and the Netherlands.  He has also been the subject in oil and gas trade journals, including the American Oil and Gas Reporter, Petroleum Intelligence Weekly, and the AAPG Explorer magazine.]

Mr. Findley holds a BS (1973) and an MS (1975) from Texas A&M University.  [He was awarded a Tenneco Fellowship Grant from 1973 to 1975 and received a best paper award – Third Place, Gulf Coast Association of Geological Societies in 1973.  Mr. Findley also received the Michel T. Halbouty Fellowship in 1974.  In December 2006, Texas A&M awarded him the Michel Halbouty Medal for distinguished achievement in geosciences and earth resources exploration development and conservation following the discovery of Elm Coulee.  Mr. Findley has been a member of the American Association of Petroleum Geologists since 1974 and received its “Outstanding Explorer Award” in 2006 for his discovery of Elm Coulee Field.] / [Mr. Findley has received a number of awards for his work in the exploration of oil and gas.  In addition, Mr. Findley has served on the boards of other natural resource companies.]

Thomas G. Lantz.  Mr. Lantz was appointed as our Vice President of Operations in June 2010.  During his 30-year professional career and immediately prior to his affiliation with us, he served as VP of Operations for a wholly-owned subsidiary of Ryland Oil Corporation.  From 1998 through 2006, Mr. Lantz was an Asset Manager for Halliburton Energy Services, during which time he led the efforts for several highly successful development programs for Halliburton’s clients, including the initial development of the Elm Coulee oil field.  In that capacity, he and his team designed the technology for combining fracture stimulation in horizontal well bores.  This advancement in technology was the key to unlocking the economic development of the Elm Coulee Field and use of this technology is being applied worldwide in other unconventional reservoirs in both gas and oil.  He also served as U.S. Operations Manager for Enerplus Resources (USA) Corporation after it acquired a major interest in the Elm Coulee Field from Lyco Oil Corporation.  His expertise is reservoir and completion engineering.  His recent work has been focused on development of unconventional resource plays in the Rockies, including the Bakken, Three Forks, Wasatch, and Mesaverde Formations.  He received a BS in Chemical Engineering from University of Southern California and engaged in graduate studies at Colorado State University in Mechanical Engineering. [Add anything on Synergy?]

Board Meetings

Our board of directors executed six consents during the eight-month period ended December 31, 2010.

Board Nominations

We have a Nominating and Corporate Governance Committee that has the responsibility of (i) overseeing corporate governance matters and (ii) nominating new members to serve on our board of directors. The Nominating and Corporate Governance Committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act and other applicable rules and regulations. Recommendation materials are required to be sent to our board of directors at our address listed in this Annual Report. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on our board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The Nominating and Corporate Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of our board of directors.

The Nominating and Corporate Governance Committee considers and evaluates director candidates that are suggested by members of our board of directors, as well as our management and stockholders. Although it has not previously done so, the Nominating and Corporate Governance Committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others as schedules permit, meeting to consider the candidate, and, as appropriate, preparing and presenting an analysis with regard to recommended candidates. The Nominating and Corporate Governance Committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals.

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

Audit Committee

As more fully described in its charter, the Audit Committee is responsible for overseeing our accounting and financial reporting processes, which include our compliance with legal and regulatory requirements, the performance of our internal and outside audit functions, ,the quality and integrity of our financial statements and reports, reviewing and approving all audit engagement fees and terms, as well as all non-audit engagements with the independent auditors, and the production of the audit report required under the rules promulgated by the SEC.

We do not currently have an audit committee financial expert.  Our management does not believe it is necessary for our board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the Audit Committee requiring such an expert.

Nominating and Corporate Governance Committee

As described more fully in its charter, the Nominating and Corporate Governance Committee is responsible for identifying qualified individuals to become members of our board of directors and for developing and implementing policies and procedures as guidelines for the proper corporate governance of our board of directors.  Among its specific duties, the Nominating and Corporate Governance Committee:

•
recommends qualified nominees for election at the next annual or special meeting of stockholders at which directors are to be elected (or to fill any vacancies or newly created directorships that may occur between such meetings);

•	recommends directors for appointment to other committees of our board of directors;

•	reviews and makes recommendations to our board of directors regarding compensation for our directors;

•	develops and makes recommends to our board of directors regarding our corporate governance guidelines, code of business conduct and code of ethics; and

•	oversees compliance with corporate governance documents.

Compensation Committee

As more fully described in its charter, the primary responsibilities of the Compensation Committee are to:

•	recommend compensation for our chief executive officer and other executive officers;

•	produce a report on executive compensation for inclusion in our annual meeting proxy statement;

•	oversee the our compensation and benefits policies generally;

•	evaluate the performance of our senior executives; and

•	review our management succession plan;

Compensation Committee Interlocks and Insider Participation

Richard Findley is our sole director and the sole member of the Compensation Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors, and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such reports, our management believes that we were compliant with all filing requirements of Section 16(a) applicable to our officers, directors, and 10% stockholders during the eight-month period ended December 31, 2010.

Code of Ethics

We adopted a code of ethics that applies to all of our executive officers and employees. Copies of our code of ethics are available free of charge. Please contact American Eagle Energy Inc., 27 North 27th Street, Suite 21G, Billings, MT 59101, attention: Richard Findley, to request a copy of our code of ethics. Our management believes our code of ethics: is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely, and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to such code.

Item 11. Executive Compensation.

We do not currently compensate our sole director for his services.

The following table sets forth certain annual and long-term compensation paid to our current executive officers and a former executive officer who resigned on December 14, 2009.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Findley, President, Secretary, and Treasurer1	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
Jay Jhaveri, President, Secretary, and Treasurer1	2010	None	None	None	None	None	None	None	None
	2009	None	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None	None
Tom Lantz, Vice President of Operations 2	2010	84,000	None	None	None	None	None	None	84,000

1.	Mr. Findley assumed the roles of President, Secretary, and Treasurer on December 14, 2009, upon the resignation of Mr. Jhaveri.
2.	Mr. Lantz assumed the role of Vice President of Operations on June 7, 2010.

Employment and Consulting Agreements

There are no employment contracts or consulting agreements with our current director or officers.

Compensation Policy

Our board of directors reviews and determines the compensation provided to our executive officers, including stock compensation. In addition, our board will review and make recommendations on stock compensation arrangements for all of our employees.

Our executive compensation policy is designed to enable it to attract, motivate, and retain highly qualified executive officers. The key components of the compensation program will be:

•	base salary;

•	annual incentive bonus awards; and

•	stock options or other awards under any future incentive plan.

In arriving at specific levels of compensation for executive officers, our board will rely on:

•	the recommendations of management;

•	benchmarks provided by generally available compensation surveys;

•	the experience of board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in a similar industry; and

•	the advice and counsel of experts and advisors with broad experience in the field of executive compensation.

Our board will seek to ensure that an appropriate relationship exists between executive pay and corporate performance. Our executive officers are entitled to customary benefits generally available to all our employees, including group medical insurance. Our board may retain compensation consultants to assist it in determining the compensation of the President or other senior executive officers. Our board may form and delegate authority to committees and may delegate authority to one or more designated members of the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of our common stock beneficially owned or deemed to be beneficially owned as of March 22, 2011 by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) our current directors, (iii) our current executive officers, and (iv) all of our current directors and executive officers as a group.

Except as indicated by the footnotes below, our management believes, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 22, 2011. We did not deem these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common	Percent of Common
	Stock Beneficially	Stock Beneficially
Name of Beneficial Owner / Management and Address	Owned (1)	Owned (1)

Richard Findley (President, Chief Executive Officer and sole director) (2)	$3,510,421	8.22%
Thomas Lantz (Vice President of Operations) (3)	3,331,936	7.84%
Bradley Colby (4)	2,774,962	6.58%
Steven Swanson (5)	3,510,421	8.22%
All directors and executive officers as a group (2 persons) (6)	6,842,357	15.83%

Notes to Beneficial Ownership Table:

(1)
Applicable percentage ownership is based on 41,985,271 shares of common stock outstanding at March 22, 2011.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2)
Includes 2,796,474 shares owned by Mr. Findley and 713,947 shares underlying options that are exercisable within sixty (60) days of March 22, 2011.  The business address for this person is 27 North 27th Street, Suite 21G, Billings, Montana 59101.

(3)
Includes 2,646,475 shares owned by Mr. Lantz and 150,000 shares owned by his adult son, as to which shares Mr. Lantz disclaims beneficial ownership.  Also includes 535,461 shares underlying options that are exercisable within sixty (60) days of March 22, 2011.  The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(4)
Includes 2,246,475 shares owned by Mr. Colby and an aggregate of 350,000 shares owned by five members of his immediate family, as to which he disclaims beneficial ownership of an aggregate of 280,000 shares owned of record by his spouse and three of their adult children.  Also includes 178,487 shares underlying options that are exercisable within sixty (60) days of March 22, 2011.  The business address for this person is 2549 W. Main Street, Suite 202, Littleton, Colorado 80120.

(5)
Includes 1,198,237 shares owned by Mr. Swanson, 1,198,237 shares owned by his spouse, and 200,000 shares each owned by their two adult children, as to which 1,598,237 shares Mr. Swanson disclaims beneficial ownership.  Also includes 713,947 shares underlying options that are exercisable within sixty (60) days of March 22, 2011.  The business address for this person is 5720 S. Benton Circle, Littleton, Colorado 80123.

(6)	Includes all shares and shares underlying options referenced in notes 2 and 3.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. Richard Findley, our President and sole director, and Tom Lantz, our Vice President of Operations, are members of Synergy’s management team. Fees incurred or accrued related to the services provided by Synergy during the eight-month period ended December 31, 2010 totaled $85,000.

In January 2010, we issued 2,111,112 shares of our common stock to an entity controlled by Mr. Findley in a private transaction. Proceeds received from the sale of the stock totaled $3,167.

Also in January 2010, we issued 2,111,112 shares of our common stock to Mr. Lantz in a private transaction. Proceeds received from the sale of the stock totaled $3,167. Mr. Lantz was not employed by us at the time the shares were issued.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for professional services by our independent registered public accounting firm for the eight-month period ended December 31, 2010 and the year ended April 30, 2010 were as follows:

	Eight-Months Ended December 31, 2010	Year Ended April 30, 2010

Audit Fees (1)	$13,125	$13,125

Audit Related Fees (2)	$16,100	$4,750

Tax Fees	-0-	-0-

All Other Fees	-0-	-0-

Total	$29,225	$17,875

(1)	Fees paid to Seale & Beers LLC.

(2)
Includes $4,750 for first, second, and third quarter review fees paid to Seale & Beers for our fiscal year ended April 30, 2010 and $5,500 for first and second quarter review fees paid to Seale & Beers for the eight-months ended December 31, 2010. Also includes $10,600 for second quarter review fees paid to Kelly & Company for the eight-months ended December 31, 2010.

It is our board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered public accounting firm. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm described in the above table were approved in advance by our board.

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

10.1
Form of Private Placement Subscription Agreement for an aggregate amount of 10,000,000 shares, dated December 21, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.2
Escrow Agreement among American Eagle Energy Inc, Golden Vista Energy, LLC, Thomas G. Lantz, Steven Swanson and Baker & Hostetler, LLP, dated December 21, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

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

10.9
Securities Purchase Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.10
Debenture of American Eagle Energy Corp. in favor of Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.11	Security Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.12
Common Stock Purchase Warrant agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.13
Registration Rights Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.14
Assignment Settlement Agreement between the Company and Lexaria Corp., dated June 16, 2010 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.15	Letter Agreement between the Company and Eternal Energy Corp., dated June 18, 2010 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.16
Form of Private Placement Subscription Agreement between American Eagle Energy Inc. and Finter Bank Zurich, dated December 16, 2009 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K, filed August 12, 2010).

10.17*	Letter of Intent between American Eagle Energy Inc. and Eternal Energy Corp., dated February 22, 2011.

10.18*	Contribution Agreement among American Eagle Energy Inc., Synergy Resources LLC, Bradley Colby, Thomas Lantz, Steve Swanson and Richard Findley, dated December 14, 2010.

10.19*	Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Bradley Colby, dated December 30, 2010.

10.20*	Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Thomas Lantz, dated December 30, 2010.

10.21*	Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Steven Swanson, dated December 30, 2010.

10.22*	Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Dick Findley, dated December 30, 2010.

10.23*	Lease Acquisition Agreement among American Eagle Energy Inc., Americana Exploration LLC and Big Sky Operating LLC, dated January 31, 2011.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD FINDLEY	President, Treasurer, Secretary, and	March 22, 2011
Richard Findley	Director