Form 10-Q
period 2011-03-31
American Eagle Energy Inc.
filed 2011-05-17
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
43,373,333 shares of common stock issued and outstanding at May 16, 2011.

AMERICAN EAGLE ENERGY INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

American Eagle Energy Inc.

Condensed Financial Statements

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods ended March 31, 2011 and 2010

American Eagle Energy Inc.

Index to the Financial Statements

As of March 31, 2011 and December 31, 2010 and
For the Three-Month Periods Ended March 31, 2011 and 2010

American Eagle Energy Inc.

Condensed Balance Sheet

As of March 31, 2011 and December 31, 2010

	March 31,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$735,156	$79,768
Other receivables	676,500	-
Stock subscriptions receivable	333,333	2,666,667
Amounts due from Eternal Energy Corp.	315,282	-
Prepaid expenses	17,014	-

Total current assets	2,077,285	2,746,435

Oil and gas properties – subject to amortization, net of accumulated depletion of $127,800 and $113,596, respectively	1,036,037	965,848
Oil and gas properties – not subject to amortization	3,771,036	2,820,301
Marketable securities – related party	170,919	197,453

Total assets	$7,055,277	$6,730,037

Current liabilities:
Accounts payable and accrued liabilities	$982,013	$758,032
Amounts due to Eternal Energy Corp.	-	279,376
Amounts due to related parties	10,000	20,000

Total current liabilities	992,013	1,057,408

Convertible debenture, net of debt discount of $694,831 and $926,333, respectively	305,169	73,667
Asset retirement obligation, net of discount of $23,298 and $23,647, respectively	14,202	13,853

Total liabilities	1,311,384	1,144,928

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 42,818,605 and 37,540,000 shares issued and outstanding	42,819	37,540
Additional paid-in capital	7,224,887	7,230,166
Stock subscriptions receivable	-	(833,333)
Accumulated unrealized gains on marketable securities	146,284	172,818
Accumulated deficit	(1,670,097)	(1,022,082)

Total stockholders’ equity	5,743,893	5,585,109

Total liabilities and stockholders’ equity	$7,055,277	$6,730,037

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.

Condensed Statements of Operations (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010

Oil and gas sales, net of royalty interests	$36,040	$-
Oil and gas operating expenses	46,635	-

Gross profit	(10,595)	-

Administrative expenses:
General and administrative expenses	107,350	5,341
Professional fees	234,015	68,514
Professional fees – related party	30,000	-
Depletion	14,204	-

Total administrative expenses	385,569	73,855

Total operating loss	(396,164)	(73,855)

Interest expense	(20,000)	-
Accretion of discount on asset retirement obligation	(349)	-
Accretion of debenture discount	(231,502)	-

Loss before taxes	(648,015)	(73,855)

Provision from income taxes	-	-

Net loss	$(648,015)	$(73,855)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	39,338,367	30,910,562

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.

Condensed Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net loss	$(648,015)	$(73,854)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non cash transactions:
Depletion	14,204	-
Accretion of discount on asset retirement obligations	349	-
Accretion of discount on debenture	231,502	-
Changes in operating assets and liabilities:
Increase in other receivables	(676,500)	-
Payment of amounts owed to Eternal Energy Corp.	(279,376)
Increase in amounts due from Eternal Energy Corp.	(315,282)	-
Increase in prepaid expense	(17,014)	-
Increase in accounts payable and accrued liabilities	203,981	17,289
Increase in amounts due to related parties	10,000	30,000
Net cash used for operating activities	(1,476,151)	(26,565)

Cash flows provided by (used for) investing activities:
Additions to oil and gas properties	(1,035,128)	(709,059)
Net cash used for investing activities	(1,035,128)	(709,059)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of stock	-	805,000
Collection of stock subscriptions receivable	3,166,667	-
Net cash provided by financing activities	3,166,667	805,000

Net increase in cash	655,388	69,376
Cash - beginning of period	79,768	2,239
Cash - end of period	$735,156	$71,615

The accompanying notes are an integral part of the financial statements.

American Eagle Energy Inc.

Condensed Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2011 and 2010

Supplemental Disclosure of Cash Flow Information
	2011	2010
Cash paid during the period for:
Interest	$40,000	$-
Income taxes	$-	$-

Non-cash investing activities:
Unrealized loss on marketable securities – related party	$(26,534)	$-

The accompanying notes are an integral part of the financial statements.

American Eagle Energy, Inc.

Notes to the Financial Statements

1.	Description of Business

American Eagle Energy, Inc. (the "Company") was incorporated in the state of Nevada in March 2007 for the purpose of identifying and pursuing exploratory oil and gas opportunities.  As of March 31, 2011, the Company had acquired working interests in oil and gas prospects located in Montana, North Dakota, Texas and southeastern Saskatchewan, Canada.

In December 2010, the Company changed its fiscal year end from April 30 to December 31.  The 2010 figures presented herein are presented for comparative purposes and are based on different fiscal quarters than what was presented in the Company’s previously filed Quarterly Reports on Form 10-Q.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Revenue Recognition

The Company records the sale of its interests in prospects as a reduction to the cost pool when the terms of the transaction are final and the sales price is determinable.  Working interest, royalty, and net profit interests are recognized as revenue when oil and gas is sold and persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee for the arrangement is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

At March 31, 2011, the Company had $486,401 on deposit that that exceeded the United States (FDIC) federal insurance limit of $250,000 per bank.  The Company believes that this credit risk is mitigated by the financial strength of the financial institution with which the funds are held.

American Eagle Energy, Inc.

Notes to the Financial Statements

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of unrealized gains and losses on marketable equity investments.  The changes in other comprehensive income for the three-month periods ended March 31, 2011 and 2010 include losses of $26,534 and $0, respectively.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.  The Company does not have any cash equivalents at March 31, 2011 or December 31, 2010.

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

American Eagle Energy, Inc.

Notes to the Financial Statements

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

Asset Retirement Obligations

The Company records asset retirement obligations in the period in which the obligation is incurred and when a reasonable estimate of fair value can be determined. The initial recording of an asset retirement obligation results in an increase in the carrying amount of the related long-lived asset and the creation of a liability.  The portion of the asset retirement obligation expected to be realized during the next 12-month period is classified as a current liability, while the portion of the asset retirement obligation expected to be realized during subsequent periods is discounted and recorded at its net present value.  The discount factor used to determine the net present value of the Company’s asset retirement obligation is 10%, which is consistent with the discount factor that is applied to oil and gas reserves when performing the periodic ceiling tests.

Changes in the noncurrent portion of the asset retirement obligation due to the passage of time are measured by applying an interest method of allocation. The amount of change is recognized as an increase in the liability and an accretion expense in the statement of operations. Changes in either the current or noncurrent portion of the Company’s asset retirement obligation resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset.

American Eagle Energy, Inc.

Notes to the Financial Statements

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value.  Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability.  Hierarchy Level 3 inputs are inputs that are not observable in the market.  The fair value measurements of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2011
Cash	$735,156	$-	$-	$735,156
Stock subscriptions receivable	333,333	-	-	333,333
Marketable securities – related party	-	170,919	-	170,919
	$1,068,489	$170,919	$-	$1,239,408

December 31, 2010
Cash	$79,768	$-	$-	$79,768
Marketable securities – related party	-	197,453	-	197,453
	$79,768	$197,453	$-	$277,221
Nonrecurring:
Stock options granted in exchange for intellectual property	$-	$1,247,195	$-	$1,247,195

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

American Eagle Energy, Inc.

Notes to the Financial Statements

Convertible Debt

The Company has allocated a portion of the proceeds received from the issuance of convertible debentures to additional paid in capital to recognize the value of the common stock warrants issued in connection with the convertible debentures as well as a beneficial conversion feature that was triggered when the trading value of the Company’s stock first exceeded its conversion price per share.  The amount charged to additional paid in capital has been offset by a charge to debt discount.  Debt discounts are amortized using the straight line method over the life of the corresponding debt instrument.

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  However, diluted loss per common share for the three-month periods ended March 31, 2011 and 2010 is computed in the same way as basic loss per common share as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2011 and 2010.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the Company’s asset retirement obligations, the valuation of the warrants held by the Company as investments and the estimates used to determine the black Scholes fair value of the stock options issued as consideration for oil & gas intangible assets.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Actual results could differ materially from these estimates.

American Eagle Energy, Inc.

Notes to the Financial Statements

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.

3.	Marketable Securities

As of March 31, 2011 and December 31, 2010, the Company held the following marketable securities that were classified as available for sale:

		Gains in
		Accumulated
	Fair	Other
	Value	Comprehensive
	Measurement	Income
March 31, 2011
Noncurrent assets:
Common stock and warrants – related party	$170,919	$146,284
Total available-for-sale marketable securities	$170,919	$146,284

December 31, 2010
Noncurrent assets:
Common stock and warrants – related party	$197,453	$172,818
Total available-for-sale marketable securities	$197,453	$172,818

American Eagle Energy, Inc.

Notes to the Financial Statements

In June 2010, the Company purchased 500,000 units of Passport Energy Inc. (formerly Covenant Resources Inc.) (“Passport”), a Canadian resources company traded on the Canadian National Stock Exchange, at a purchase price of $0.05 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of Passport’s common stock at a purchase price of $0.05 per share.  The warrants have a two year life and expire on June 23, 2012.  Total consideration paid to acquire the common shares and warrants was $24,635 (CDN$25,000).  The Company was restricted from selling the Passport shares or exercising the associated warrants until October 2010.  Management considers the investment in Passport as “available for sale” but has no intention of liquidating the investments during the upcoming twelve month period.  Accordingly, the marketable securities have been classified as noncurrent assets.  The Passport warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model, with the following assumptions;

Risk free interest rate	0.30%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	1.2 years

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

There were no sales of marketable securities during the three-month period ended March 31, 2011.

4.	Oil and Gas Properties

As of March 31, 2011 and December 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and proven reserves have been identified, and one pool that is not subject to amortization because no proven reserves have been assigned to the properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

As of March 31, 2011 and December 31, 2010, the Company’s cost centers were as follows:

	March 31, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$3,771,036	$-	$2,820,301
Canada	1,036,037	-	965,848	-
Total	$1,036,037	$3,771,036	$965,848	$2,820,301

American Eagle Energy, Inc.

Notes to the Financial Statements

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

Glacier Prospect

In January 2011, the Company acquired an undivided 66.67% working interest in approximately 47,392 net acres located in Toole Country, Montana (the “Glacier Prospect”) for cash consideration of $1,195,624.  Subsequently, the Company sold one-half of its working interest to FX Energy, Inc. (“FX Energy”) for $597,812, which represents 50% of the original purchase price.  The Company has recorded a receivable from FX for this amount as of March 31, 2011.

Because no proven reserves have yet been identified, the Glacier Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect.  The Glacier Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of March 31, 2011.

Musta Prospect

During December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of March 31, 2011, the Company has yet to enter into any oil and gas leases within the Musta Prospect.  The Company’s management is currently evaluating the Company’s opportunities within this prospective area.  The Musts Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of March 31, 2011.

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

American Eagle Energy, Inc.

Notes to the Financial Statements

To date, no drilling activities have occurred within the Mississippi Prospect.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of March 31, 2011.

Sidney North Prospect

In 2010, the Company acquired oil and gas leases on approximately 178 net acres located in Richland County, Montana (the “Sidney North Prospect”) at an aggregate cost of $215,041.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of March 31, 2011.

Spyglass Prospect

During the period from February 1, 2010 through June 18, 2010, the Company acquired oil and gas leases covering approximately 6,239 net acres located in Divide County, North Dakota (the “Spyglass Prospect”).  On June 18, 2010, the Company sold 50% of its interest in these oil and gas leases to Eternal Energy Corp. (“Eternal Energy”) and received, in exchange, a 50% working interest in approximately 4,480 acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The Company reclassified 50% of the then carrying value of its investment in the Spyglass Prospect to the Hardy Prospect at the time of the exchange.  During the period from June 19, 2010 through March 31, 2011, the Company, along with its working interest partner, Eternal Energy, continued to acquire additional oil and gas leases within the Spyglass Prospect.  As of March 31, 2011, the Company owns a 50% working interest in approximately 8,699 net acres located within the Spyglass Prospect.

Because no proven reserves have yet been identified, the Spyglass Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Spyglass Prospect.  The Spyglass Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of March 31, 2011.

Hardy Property

As noted above, on June 18, 2010, the Company sold 50% of its working interest in the Spyglass Prospect to Eternal Energy in exchange for a 50% working interest in approximately 4,480 net acres located in Southeastern Saskatchewan (the “Hardy Property”), which included related equipment valued at approximately $238,681. At the time, the Hardy Property contained one existing oil well (the Hardy 7-9 well) that, at acquisition, was shut in due to mechanical issues. As a result, the Company reclassified $766,620 (half of the carrying value of its Spyglass Prospect at that time) to the newly acquired Hardy Property, which is part of the full cost pool that is subject to amortization. The Company and Eternal Energy have agreed that Eternal Energy will oversee all future exploration and operational activities associated with their shared acreage. The Company is obligated to pay 50% of the cost of any exploration or development costs incurred for wells in which it elects to participate.

American Eagle Energy, Inc.

Notes to the Financial Statements

During August and September 2010, Eternal Energy performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the recompletion cost was $237,637.  The well was returned to production in September 2010.  In January 2011, the Hardy 7-9 well was taken off of production due to a parted rod string.  The well was returned to production in March 2011, after repairs were made to replace the parted rod string.  The Company’s share of the oil and gas sales generated by the Hardy 7-9 well during the three-month period ended March 31, 2011 totaled $36,040.

As of March 31, 2011, the Hardy Property represents the only property that is included in the portion of the Company’s full cost pool that is subject to amortization.  The Company began depleting the capitalized costs include in the amortizable pool using the unit of production method once production of the Hardy 7-9 well began.  Depletion expense for the three-month period ended March 31, 2011 totaled $14,204.  The Company did not recognize any depletion expense during the three-month period ended March 31, 2010 because it did not own any oil and gas properties containing proven reserves.

Oil and Gas Concepts Purchased with Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals, two of which are the Company’s officers, in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The intellectual property was assigned a value of $1,247,195, which equals the value of the options granted as calculated using the Black-Scholes model.

5.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense related to the Debenture totaled $20,000 for the three-month period ended March 31, 2011.  Accrued interest payable as of March 31, 2011 and December 31, 2010 totaled $20,000 and $40,000, respectively.  The Debenture’s original maturity date was April 15, 2011.  On February 24, 2011, the lender extended the maturity date to April 15, 2012.  Accordingly, the Convertible Debenture is presented as a non-current liability on the Company’s balance sheets.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $1.125 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

American Eagle Energy, Inc.

Notes to the Financial Statements

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock. The initial conversion price was subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price was also subject to reduction in the event that the Company pays dividends, declares a stock split or engages into a merger transaction.

Attached to the convertible debentures were 416,667 warrants to purchase shares of the Company’s common stock at an initial exercise price of $1.20 per share (Note 9).  The initial exercise price was reduced from $1.20 per share to $0.60 per share as a result of a private placement commitment that was received in December 2010, which also increased the number of exercisable warrants from 416,667 to 833,333.

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

Because the initial trading value of the Company’s stock on the date the Debentures were issued was less than the initial conversion price, the Debentures were not deemed to contain a beneficial conversion feature at the time the Debentures were initially sold.

A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded an initial debt discount in the amount of $280,511.  The debt discount is being accreted using the straight line method over the life of the Debenture.  The amount of the unamortized debt discount was $11,688 and $81,815 as of March 31, 2011 and December 31, 2010, respectively.

In December 2010, the Company received an irrevocable commitment to purchase 5,833,333 shares of its common stock at a price of $0.60 per share (see Note 9).  Also in December 2010, the Company granted 2,141,842 options to purchase shares of the Company’s common stock to certain consultants and members of the Company’s management, in exchange for the contribution of certain exploratory concepts.  The terms of the option agreements stipulate an exercise price of $0.60 per share.  At that time, the initial conversion price associated with the debenture was reduced.  The adjusted conversion price of the Debenture is $0.60 per share as of March 31, 2011.

American Eagle Energy, Inc.

Notes to the Financial Statements

These two events triggered the reduction of the initial conversion price of the Debentures from $1.125 per share to $0.60 per share.  As a result, it was determined that the Debentures included a beneficial conversion feature as of December 31, 2010 and, accordingly, the Company recorded an additional debt discount related to the Debentures in the amount of $875,000.  The Company recognized amortization expense of $231,502 during the three-month period ended March 31, 2011 related to the additional debt discount.

Because the adjusted conversion price is less than the trading value of the Company’s stock as of year-end, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $3,033,334 as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.

6.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of the Hardy well.  As of March 31, 2011, the discounted value of the Hardy asset retirement obligation is $14,202.  The Company recognized accretion expense of $349 for the three-month period ended March 31, 2011 associated with the Hardy asset retirement obligation.  The projected plugging date for the Hardy well is December 2020.

7.	Commitments and Contingencies

Drilling Commitments

As of March 31, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 11, the Company and its working interest partner, Eternal Energy, entered into a farm-out agreement with Passport whereby Passport agreed to fund 38.5% of the drilling, completion and abandonment costs of up to two future wells to be located within the Hardy Property, in exchange for a 25% working interest in the completed wells.  The remaining working interest in the wells will be shared equally by the Company and Eternal Energy.  Plans are in place to commence drilling of an offset well (the Hardy 4-16 well) in relative proximity to the existing Hardy 7-9 well.  The current estimate of drilling and completion costs of the Hardy 4-16 well is $3,200,000, of which the Company, through its participation election, is obligated to pay approximately $984,000.

Stock Issuances

As discussed in Note 9, as of March 31, 2011, the Company is obligated to issue 555,556 shares of its common stock upon the receipt of certain stock subscription payments.  In February and March 2011, respectively, the Company collected $666,667 and $2,500,000 of stock subscriptions that were outstanding as of December 31, 2010 and accordingly, issued 5,277,778 shares.  The remaining stock subscriptions were collected in April 2011.

American Eagle Energy, Inc.

Notes to the Financial Statements

8.	Loss Per Share

The following is a reconciliation of the number of shares used to calculate basic loss per share and diluted loss per share for the three-month periods ended March 2011 and 2010:

	2011	2010
Net loss	$(648,015)	$(73,855)
Weighted-average number of common shares outstanding - basic and diluted	39,338,367	30,910,562
Incremental shares from the assumed exercise of dilutive stock options (a)	-	-
Net loss per share: basic and diluted	$(0.02)	$(0.00)

(a)  In periods where the Company incurs a loss, potentially dilutive securities are not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.  The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31,	March 31,
	2011	2010
Stock Options	2,141,842	-
Convertible debentures	1,666,667	-

9.	Equity Transactions

Stock Splits

On January 12, 2011, the Company’s board of directors approved a reverse split of the Company’s common stock on a 1 new share for 1.5 old share basis.  As a result, the Company’s authorized common shares decreased from 150,000,000 to 100,000,000.  Par value remained unchanged.

Private Placements

In January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Two of the individuals are our sole officers at March 31, 2011.  Proceeds received from the sale of the stock totaled $10,000.

Also in January 2010, the Company issued 706,667 restricted shares of the Company’s common stock at a price of $1.125 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

American Eagle Energy, Inc.

Notes to the Financial Statements

On December 14, 2010, the Company received an irrevocable commitment from a third party to purchase 5,833,333 shares of the Company’s common stock at a price of $0.60 per share, resulting in aggregate funds to be received of $3,500,000.  The Company collected $3,166,667 of subscriptions receivable during February and March 2011 and, as a result, issued 5,277,778 shares of it's common stock. As discussed in Note 10, the Company collected the remaining $333,333 of stock subscriptions receivable in April 2011.  As a result, the Company has presented stock subscriptions receivable of $333,333 and $2,666,667 as a current asset on its March 31, 2011 and December 31, 2010 balance sheets, respectively, and $833,333 as a reduction of stockholder’s equity in its December 31, 2010 balance sheet.

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 5), the Company granted to the purchaser of the Debenture warrants to purchase up to 416,667 shares of the Company’s common stock at an initial exercise price of $1.20 per share.  The warrants had an expiration date of April 15, 2012.

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

A summary of warrant activity for the three-month period ended March 31, 2011 and the year ended December 31, 2010 is presented below:

American Eagle Energy, Inc.

Notes to the Financial Statements

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding at December 31, 2009	-	-	-	-

Issued	416,667	$1.20	2 years	-
Increase due to reduction in exercise price	416,666	$0.60	-	-
Exercised	(833,333)	$0.60	-	-

Outstanding at December 31, 2010	-	-	-	-

Issued	-	$-	-	-
Exercised	-	$-	-	-

Outstanding at March 31, 2011	-	$-	-	$-

The assumptions used in the Black-Scholes option pricing model for the warrants granted during the year ended December 31, 2010 were as follows:

Risk-free interest rate	1.04%
Expected volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants granted	$0.62

Issuance of Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The options have a five-year life, vested immediately and have an exercise price of $0.60 per share.  The options expire on December 30, 2015.  The intellectual property was valued at $1,247,195, which equals the value of the options granted as calculated using the Black-Scholes model.

A summary of stock option activity for the three-month period ended March 31, 2011 and the year ended December 31, 2010 is presented below:

American Eagle Energy, Inc.

Notes to the Financial Statements

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2009	-	-	-	-

Granted	2,141,842	$0.60	5.0 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2010	2,141,842	$0.60	5.0 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding and Exercisable at March 31, 2011	2,141,842	$0.60	4.7 years	$

The options outstanding as of March 31, 2011 and December 31, 2010 have an intrinsic value of $1.82 and $0.12 per share and an aggregate intrinsic value of $3,898,152 and $257,021, respectively.

The assumptions used in the Black Scholes option pricing model for the options granted during the eight-month period ended December 31, 2010 were as follows:

Market value of the Company's Common Stock	$0.60
Risk free interest rate	2.06%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	5 years

Shares Reserved for Future Issuance

As of March 31, 2011 and December 31, 2010, the Company has reserved 3,808,509 shares of its common stock in the event that the Debenture is converted prior to maturity and the outstanding options are exercised prior to their expiration.

10.	Related Party Transactions

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services. The Company’s President and sole Director is also a member of Synergy’s management team.  Geological and engineering consulting service fees provided by Synergy for the three-month periods ended March 31, 2011 and 2010 totaled $30,000 and $45,000, respectively.

American Eagle Energy, Inc.

Notes to the Financial Statements

As discussed in Note 9, in January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Of the 6,666,667 shares issued, 4,222,222 shares were purchased by two of the individuals who are our sole officers at March 31, 2011.  The proceeds received from the sale of the stock totaled $10,000.  Proceeds from the two related parties totaled $6,333.

As discussed in Note 3, at Passport's December 2010 Annual General Meeting, Passport increased their number of directors to eight, one of whom is the Company's Vice President of Operations.  As a result, the Company’s investment in Passport’s common stock is classified as a related party asset. As of March 31, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $170,919 and $197,453, respectively.

11.	Subsequent Events

Proposed Merger and Pro Forma Financial Statements

On April 8, 2011, the Company entered into a definitive agreement (the “Merger Agreement”) with Eternal Energy to merge the two companies.  Pursuant to the terms of the Merger Agreement, Eternal Energy formed a wholly owned subsidiary which will be merged into the Company, with the Company being the survivor as a wholly-owned subsidiary of Eternal Energy.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for American Eagle’s legacy stockholders and 20% for Eternal Energy’s stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of the Eternal Energy’s common stock). Eternal Energy is the legal and accounting acquirer. The corresponding purchase price allocation and pro forma financial statements that reflect the proposed merger can be found in the footnotes to the consolidated financial statements of Eternal Energy, as presented in Eternal Energy’s quarterly report on Form 10-Q, filed with the Securities Exchange Commission on May 13, 2011.

American Eagle Energy, Inc.

Notes to the Financial Statements

Collection of Stock Subscriptions

On April 21, 2011, the Company received stock subscription payments totaling $333,333 and issued 555,556 shares of its common stock to the subscribers.

Farm-Out Agreement

On May 2, 2011, the Company and its working interest partner, Eternal Energy, entered into a farm-out agreement with Passport, whereby Passport agreed to fund 38.5% of the drilling, completion and equipping costs of up to two future wells located within the Hardy Property in exchange for a 25% working interest in the each well.  The remaining working interest will be shared equally between the Company and Eternal Energy.

Participation Agreement

On May 9, 2011, the Company entered into a Participation Agreement with Big Sky Operating LLC (“Big Sky”) and FX Energy, Inc. (“FX Energy”), whereby the three companies created an area of mutual interest (“AMI”) located in the Southern Alberta Basin.  Pursuant to the agreement, the three companies agreed to pool their leasehold positions within the AMI and equalize their respective working interests in the play.  Collectively, the three companies will control approximately 75,000 gross acres within the AMI.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices have increased rapidly, topping $100 per barrel in mid-March 2011.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $76 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $36 per barrel to $145 per barrel, with the median price of $73 per barrel.  Oil prices averaged approximately $94 during the three-month period ended March 31, 2011.

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

In February 2010, we began to acquire oil and gas leases in Divide County, North Dakota (the “Spyglass Prospect”), a region known for its Bakken and Three Forks zone oil production.  On June 18, 2010, we sold a 50% working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal Energy”) and acquired a 50% working interest in approximately 4,480 acres located in the Hardy Property.  As of March 31, 2011, we owned working interests in oil and gas leases covering approximately 3,500 net acres within the Spyglass Prospect at an aggregate cost of $1,479,020, of which $766,620 was reclassified as costs associated with our Hardy Property.

On April 15, 2010, we entered into a Securities Purchase Agreement, whereby we sold a one-year 8% Convertible Debenture with an initial principal amount of $1,000,000, convertible at $1.125 per share, and a two-year warrant for the purchase of 416,667 shares of our common stock, exercisable at $1.20 per share, to an otherwise unaffiliated third-party investor.

During 2010, we began recognizing regular, recurring revenue from oil sales from properties in which we own working interests.  Accordingly, we are no longer considered a development stage company.

On December 1, 2010, we received an irrevocable commitment for the purchase of $3.5 million of our common stock at a per-share price of $.60, or 5,833,333 shares.  In December 2010, pursuant to the terms of the Convertible Debenture and the warrant, the conversion price and the exercise price of those instruments were reduced to $.60 per share, which resulted in our recording of an additional debt discount of $875,000.

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

On December 3, 2010, the warrant was exercised in full and we issued 833,333 (post-split) shares of our common stock.  On February 2, 2011, we received $666,666 of such committed funding and issued 1,111,111 shares of our common stock.  On March 2, 2011, we received an additional $2 million of such committed funding and issued 3,333,333 shares of our common stock.  On March 31, 2011, we collected an additional $500,000 of the committed funding and issued 833,333 shares of our common stock.  The remaining $333,333 of the committed funding was collected in April 2011.

On February 24, 2011, the term of the Debenture was extended through April 15, 2012.

In December 2010, we changed our fiscal year end from April 30 to December 31.  Accordingly, the financial statements accompanying this narrative are for the three-month periods ended March 31, 2011 and 2010.

In January 2011, we acquired an undivided 66.67% working interest in approximately 47,392 net acres located in Toole Country, Montana (the “Glacier Prospect”) for cash consideration of $1,195,624.  Subsequently, the Company sold one half of its working interest to FX Energy, Inc. (“FX Energy”) for $597,812, which represents 50% of the original purchase price.

On April 8, 2011, we entered into a definitive agreement (the “Merger Agreement”) with Eternal Energy to merge the two companies.  Pursuant to the terms of the Merger Agreement, Eternal formed a wholly owned subsidiary into which our company will be merged, with our company being the survivor as a wholly-owned subsidiary of Eternal Energy.

On May 9, 2011, we entered into a Participation Agreement with Big Sky Operating LLC (“Big Sky”) and FX Energy, Inc. (“FX Energy”) whereby the three companies created an area of mutual interest (“AMI”) located in the Southern Alberta Basin.  Pursuant to the agreement, we agreed to pool our leasehold positions within the AMI with the other two companies and to equalize our respective working interests in the play.

Results of Operations for the Three-Month Period Ended March 31, 2011 and March 31, 2010

Our net losses for the three-month period ended March 31, 2011 and 2011 were $648,015 and 73,855, respectively.  A discussion of the key components of the results of our operations is provided below.

In June 2010, we acquired a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut in due to mechanical issues.  During August 2010, we, along with our working interest partner, Eternal Energy, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  From September 1, 2010 through December 31, 2010, the Hardy 7-9 well produced oil volumes ranging from 40 to 58 barrels per day.  In January 2011, the well was taken off of production due to a parted rod string.  Repairs were made to the well during January and February 2011, and the well was returned to production in March 2011.  Our portion of revenues from the sale of oil produced by the Hardy 7-9 well totaled $36,040 for the three-month period ended March 31, 2011.  We did not own any working interests in any producing wells prior to June 2010.  Accordingly, we recognized no revenue from oil and gas sales for the three-month period ended March 31, 2010.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $46,635 for the three-month period ended March 31, 2011, which included well operating costs of $10,044, trucking costs of $10,346, -repairs and maintenance costs of $10,123 and well operator costs of $13,726, in addition to equipment rental, fuel, water disposal and miscellaneous other production costs.  Because we did not own any working interests in any producing wells prior to June 2010, we did not recognize any oil and gas operating expense for the three-month period ended March 31, 2010.

General and administrative expenses totaled $107,350 for the three-month period ended March 31, 2011, compared to $5,341 for the three-month period ended March 31, 2010.  The increase is primarily due to the following:

•
In June 2010, we hired Tom Lantz to serve as our Vice President of Operations.  Mr. Lantz, our first and only paid employee, receives an annual salary of $150,000.  Payroll related expenses for the three-month period ended March 31, 2011 totaled $41,069, compared to $0 for the three-month period ended March 31, 2010.  We currently offer no company-paid employee benefits to Mr. Lantz.

•
In June 2010, we began utilizing a third-party landman to provide land management services related to the administration and filing of oil and gas leases located within the Hardy Property, as well as within other geographic areas that we have targeted for acquisition.  Land management expenses for the three-month period ended March 31, 2011 totaled $37,407.  We incurred no land management expenses for the three-month period ended March 31, 2010, as we were just beginning to acquire significant interests in oil and gas leases at that time.

•
We incurred $9,658 in travel-related expenses during the three-month period ended March 31, 2011, primarily related to business development activities, as well as strategic meetings with our working interest partners.  We had no travel-related expenses for the three-month period ended March 31, 2010, as we had not yet begun exploring strategic partnerships nor engaging in acquisition discussions targeting specific leasehold acreage.

•
Other general and administrative costs incurred during the three-month period ended March 31, 2011 included filing fees of $4,321, investor relations costs of $3,445, computer related expenses totaling $4,357 and office rent expense of $2,664.

Professional fees totaled $234,015 for the three-month period ended March 31, 2011 compared to $68,514 for the three-month period ended March 31, 2010.  The increase is primarily due to the following:

•
We incurred legal fees totaling $166,852 during the three-month period ended March 31, 2011, primarily related to our proposed merger with Eternal Energy as well as with certain oil and gas lease acquisitions and our participation agreement with FX Energy and Big Sky Operating.  Legal fees for the three-month period ended March 31, 2010 totaled $21,264 and related primarily to general corporate affairs.

•
We incurred accounting totaling $54,197 during the three-month period ended March 31, 2011, primarily as a result of changing our fiscal year end from April 30 to December 31, which necessitated the filing of audited financial statements during the first quarter of 2011.  Fees related to the audit of our December 31, 2010 financial statements totaled $28,250.  In addition, we engaged a third-party individual to perform all of our accounting and financial reporting activities beginning in January 2011.  Accounting fees for the three-month period ended March 31, 2010 related to the quarterly review of our January 31, 2010 financial statements and totaled $2,250.

•
During the three-month period ended March 31, 2011, we incurred engineering consulting and business valuation service fees related to potential acquisitions totaling $12,966.  No such fees were incurred during the three-month period ended March 31, 2010.

In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $30,000 for the three-month period ended March 31, 2011 compared to $45,000 for the three-month period ended March 31, 2010.  The amount of monthly consulting fees billed to us by Synergy decreased from $15,000 per month to $5,000 per month subsequent to Mr. Lantz’s hiring.

We began amortizing our investment in the Hardy Property in September 30, 2010, concurrent with the return of the Hardy 7-9 well to production. Depletion expense totaled $14,204 for the three-month period ended March 31, 2011. Because we did not own any working interests in any producing properties prior to June 2010, we did not record any depletion expense for the three-month period ended March 31, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of a one year, 8% Secured, Convertible Debenture (the “Debenture”). Interest expense related to the Debenture totaled $20,000 for the three-month period ended March 31, 2011. Attached to the Debenture were warrants to purchase additional shares of the Company’s stock. A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid-in capital, resulting in a “debt discount” of $280,511 at the time that the Debentures were sold. We are amortizing the debt discount over the original life of the Debenture. In December 2010, the conversion price of the Debenture was reduced from $1.125 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333shares of our common stock. Accordingly, we recorded an additional debt discount in the amount of $875,000. We recognized accretion expense related to the debt discount of $231,502 for the three-month period ended March 31, 2011. No such accretion expense was recognized during the three-month period ended March 31, 2010 as the Debenture had not yet been sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At March 31, 2011, our liquid assets consisted of cash totaling $735,156, other receivables totaling $676,500, stock subscription receivables totaling $333,333, a receivable from Eternal Energy in the amount of $315,282 and marketable securities valued at $170,919.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of March 31, 2011 was $1,085,271, compared to $1,689,027 as of December 31, 2010.  The stock subscriptions receivable and amounts due us from Eternal Energy were collected in full during April 2011.

It may be necessary for the Company to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets to fund our future operations.  The Company owns interests in oil and gas properties having an aggregate cost basis of $4,807,073 as of March 31, 2011, the partial or complete monetization of which could provide significant working capital for future operations.  Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

Proposed Merger

On February 22, 2011, we announced our intention to pursue a merger with Eternal Energy.  On April 8, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which we will merge into a subsidiary of Eternal Energy and will survive as a wholly-owned subsidiary of Eternal Energy.

The closing of the proposed merger is subject to, among other items, (i) the registration of the common stock currently contemplated to be issued by Eternal to our stockholders, and (ii) the approval of the transaction by the boards of directors of both companies and by our stockholders.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to our legacy stockholders and 20% to the legacy stockholders of Eternal Energy.

Litigation

As of March 31, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2010, we received an irrevocable commitment for the purchase of 5,833,333 shares of our common stock at a price of $0.60 per share, resulting in aggregate funds to be received of $3,500,000.  We received $2,666,667 of such funds during February and March 2011 and issued an aggregate of 4,444,445 shares of our common stock.  We received the remaining $833,333 of such funds during April 2011 and issued an additional 1,388,888 shares of our common stock.

We believe that, pursuant to Section 4(2) of the Securities Act of 1933, as amended, the issuance of these shares of common stock is exempt from the registration requirements of Section 5 the Act.  We believe that such exemption was available because (i) no advertising or general solicitation was employed in the offering and granting of the options, (ii) the offers and sales were made to four persons, all of whom were accredited investors, and (iii) transfers of the shares are restricted in accordance with the requirements of the Act.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated April 8, 2011, by and among Eternal Energy Corp., Eternal Sub Corp., and the Company.

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

10.1
Form of Private Placement Subscription Agreement for an aggregate amount of 10,000,000 shares, dated December 21, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.2
Escrow Agreement among American Eagle Energy Inc, Golden Vista Energy, LLC, Thomas G. Lantz, Steven Swanson and Baker & Hostetler, LLP, dated December 21, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

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

10.9
Securities Purchase Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.10
Debenture of American Eagle Energy Corp. in favor of Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.11	Security Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.12
Common Stock Purchase Warrant agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.13
Registration Rights Agreement between the Company and Cat Brokerage AG, dated April 15, 2010 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.14
Assignment Settlement Agreement between the Company and Lexaria Corp., dated June 16, 2010 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.15	Letter Agreement between the Company and Eternal Energy Corp., dated June 18, 2010 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.16
Form of Private Placement Subscription Agreement between American Eagle Energy Inc. and Finter Bank Zurich, dated December 16, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed August 12, 2010).

10.17
Letter of Intent between American Eagle Energy Inc. and Eternal Energy Corp., dated February 22, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.18
Contribution Agreement among American Eagle Energy Inc., Synergy Resources LLC, Bradley Colby, Thomas Lantz, Steve Swanson and Richard Findley, dated December 14, 2010 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.19
Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Bradley Colby, dated December 30, 2010 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.20
Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Thomas Lantz, dated December 30, 2010 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.21
Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Steven Swanson, dated December 30, 2010 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.22
Non-Qualified Stock Option Agreement between American Eagle Energy Inc. and Dick Findley, dated December 30, 2010 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.23
Lease Acquisition Agreement among American Eagle Energy Inc., Americana Exploration LLC and Big Sky Operating LLC, dated January 31, 2011 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed March 23, 2011).

10.24*	Participation and Operating Agreement by and among Eternal Energy Corp., AEE Canada Inc., and Passport Energy Inc. dated April 15, 2011.

10.25*	Participation Agreement among the Company, Big Sky Operating LLC, and FX Producing Company, Inc., dated effective February 1, 2011.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

(Registrant)

May 16, 2011	/s/ Richard Findley
Richard Findley
President, Secretary, Treasurer and Director (Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer)