Form 10-Q
period 2011-06-30
American Eagle Energy Inc.
filed 2011-08-18
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
43,374,158 shares of common stock issued and outstanding at August 15, 2011.

AMERICAN EAGLE ENERGY INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

American Eagle Energy Inc.

Condensed Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods ended June 30, 2011 and 2010

American Eagle Energy Inc.

Index to the Financial Statements

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

American Eagle Energy Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

	June 30,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$3,157,630	$79,768
Stock subscription receivable	-	2,666,667
Receivables from working interest partners	1,127,387	-
Prepaid expenses	12,864	-
Total current assets	4,297,881	2,746,435

Oil and gas properties – subject to amortization, net of accumulated depletion of $142,079 and $113,596, respectively	1,977,937	965,848
Oil and gas properties – not subject to amortization	3,337,761	2,820,301

Marketable securities - related party	127,426	197,453

Total assets	$9,741,005	$6,730,037

Current liabilities:
Accounts payable and accrued liabilities	$1,402,239	$758,032
Amounts due to Eternal Energy Corp.	667,333	279,376
Due to related parties	14,000	20,000
Convertible debenture, net of discount of $496,601	503,399	-
Total current liabilities	2,586,971	1,057,408
Convertible debenture, net of discount of $926,333	-	73,667
Long-term asset retirement obligation, net of discount of $44,090 and $23,647, respectively	16,473	13,853
Total liabilities	2,603,444	1,144,928
Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 43,374,158 and 37,540,000 shares outstanding	43,374	37,540
Additional paid-in capital	7,224,331	7,230,166
Stock subscriptions receivable	-	(833,333)
Accumulated unrealized gains on marketable securities	101,880	172,818
Accumulated deficit	(232,024)	(1,022,082)
Total stockholders’ equity	7,137,561	5,585,109
Total liabilities and stockholders’ equity	$9,741,005	$6,730,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Oil and gas revenues	$10,437	$-	$46,477	$-
Gain on sale of oil and gas properties — not subject to amortization, net of costs	2,085,627	-	2,085,627	-
Total revenue	2,096,064	-	2,132,104	-

Operating expenses:
Oil and gas operating expenses	71,042	-	117,676	-
General and administrative	167,722	34,708	275,072	40,048
Professional fees	148,360	35,888	382,376	59,402
Professional fees – related party	38,000	30,000	68,000	75,000
Depreciation, amortization, and depletion expense	14,278	-	28,482	-
Impairment of oil and gas prospects	-	5,937	-	5,937
Total operating costs	439,402	106,533	871,606	180,387

Total operating income (loss)	1,656,662	(106,533)	1,260,498	(180,387)

Interest expense	(20,000)	(16,667)	(40,000)	(16,667)
Accretion of debenture discount	(198,231)	(11,688)	(429,733)	(11,688)
Accretion of discount on asset retirement obligation	(358)	-	(707)	-
Income (loss before taxes	1,438,073	(134,888)	790,058	(208,742)

Provision for income taxes	-		-	-

Net income (loss)	$1,438,073	$(134,888)	$790,058	$(208,742)

Net income (loss) per common share:
Basic	$0.03	$(0.00)	$0.02	$(0.00)
Diluted	$0.03	$(0.00)	$0.02	$(0.00)

Weighted average number of shares outstanding -
Basic	43,231,357	44,913,334	41,299,259	44,376,889
Diluted	44,575,384	44,913,334	42,675,072	44,376,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,438,073	$(134,888)	$790,058	$(208,742)

Other comprehensive losses, before tax:
Unrealized losses on securities	(44,404)	-	(70,938)	-
Total other comprehensive losses, before tax	(44,404)	-	(70,938)	-

Comprehensive income (loss)	$1,393,669	$(134,888)	$719,120	$(208,742)

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Six-Month Periods Ended June 30, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net income (loss)	$790,058	$(208,742)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non cash transactions:
Depletion	28,482	-
Accretion of discount on debenture	429,733	11,688
Accretion of discount on asset retirement obligations	707	-
Gain on sale of oil and gas properties	(2,085,627)	-
Changes in operating assets and liabilities:
Increase in prepaid expense	(12,864)	-
Increase in amounts due from working interest partners	(1,127,387)	-
Increase in amounts due to Eternal Energy Corp.	387,957	-
Increase in accounts payable and accrued liabilities	644,206	878,101
Increase (decrease) in amounts due to related parties	(6,000)	30,000
Net cash provided by (used for) operating activities	(950,735)	711,047

Cash flows provided by (used for) investing activities:
Proceeds from the sale of oil and gas properties	3,914,811	-
Additions to oil and gas properties	(3,385,303)	(1,666,633)
Purchase of marketable securities	(911)	(24,635)
Net cash provided by (used for) investing activities	528,597	(1,691,268)

Cash flows provided by (used for) financing activities:
Proceeds from sale of Debenture	-	1,000,000
Proceeds from the issuance of stock	-	805,000
Collection of stock subscriptions receivable	3,500,000	-
Net cash provided by financing activities	3,500,000	1,805,000

Net increase in cash	3,077,862	824,779
Cash - beginning of period	79,768	2,239
Cash - end of period	$3,157,630	$827,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Six-Month Periods Ended June 30, 2011 and 2010

Supplemental Disclosure of Cash Flow Information

	2011	2010
Cash paid during the period for:
Interest	$40,000	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2011	2010

Change in value of marketable securities	$70,938	$-
Issuance of stock upon collection of stock subscription	$5,834	$-
Recording of asset retirement obligation, net of discount of $21,150	$1,913	$-
Warrants issued with convertible debt, recorded as a discount on the debt	$-	$280.511

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

1.	Description of Business

American Eagle Energy, Inc. (the “Company”) was incorporated in the state of Nevada in March 2007 for the purpose of identifying and pursuing exploratory oil and gas opportunities.  As of June 30, 2011, the Company had acquired working interests in oil and gas prospects located in Montana, North Dakota, Texas, and southeastern Saskatchewan, Canada.

In December 2010, the Company changed its fiscal year end from April 30 to December 31.  The 2010 figures presented herein are presented for comparative purposes and are based on different fiscal quarters than what was presented in the Company’s previously filed Quarterly Reports on Form 10-Q.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, Canadian subsidiary, AEE Canada Inc.  The subsidiary was created to house the Company’s Canadian oil and gas property holdings and to conduct business activities within Canada.  All material intercompany accounts, transactions, and profits have been eliminated.

These condensed consolidated financial statements are presented in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the eight-month period ended December 31, 2010 and for the year ended April 30, 2010.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

Concentration of Credit Risk

At June 30, 2011, the Company had $2,974,526 on deposit that that exceeded the United States (FDIC) federal insurance limit of $250,000 per bank.  The Company believes that this credit risk is mitigated by the financial strength of the financial institution with which the funds are held.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of unrealized gains and losses on marketable equity investments.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.  The Company does not have any cash equivalents at June 30, 2011 or December 31, 2010.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

Changes in the noncurrent portion of the asset retirement obligation due to the passage of time are measured by applying an interest method of allocation.  The amount of change is recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes in either the current or noncurrent portion of the Company’s asset retirement obligation resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value.  Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability.  Hierarchy Level 3 inputs are inputs that are not observable in the market.  The fair value measurements of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

	Level 1	Level 2	Level 3	Total
June 30, 2011
Cash	$3,157,630	$-	$-	$3,157,630
Marketable securities – related party	-	127,426	-	127,426
	$3,157,630	$127,426	$-	$3,285,056

December 31, 2010
Recurring:
Cash	$79,768	$-	$-	$79,768
Marketable securities – related party	-	197,453	-	197,453
	$79,768	$197,453	$-	$277,221
Nonrecurring:
Stock options granted in exchange for intellectual property	$-	$1,247,195	$-	$1,247,195

The Company uses level 2 inputs to determine the fair value of its marketable securities - related party, which consists of common stock and warrants in an entity which is traded on the Canadian National Stock Exchange.  The warrants are valued using the Black-Scholes Option Pricing Model which includes a calculation of historical volatility of the stock.  Level 2 inputs were also used to determine the fair value of the Company's stock options which were granted to related parties for intangible oil and gas intellectual property.  Recent market transactions were used to determine the market price of the stock and a comparable company was used to calculate volatility.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  However, diluted loss per common share for the three-month and six-month periods ended June 30, 2010 is computed in the same way as basic loss per common share as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent obligations in the financial statements and accompanying notes.  The Company’s most significant assumptions are the estimates used in the determination of the deferred income tax asset valuation allowance, the valuation of oil and gas reserves to which the Company owns rights, estimates related to the Company’s asset retirement obligations, the valuation of the warrants held by the Company as investments and the estimates used to determine the Black-Scholes fair value of the stock options issued as consideration for oil and gas intangible assets.  The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Actual results could differ materially from these estimates.

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance.  This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This update is effective for financial statements for reporting periods beginning after December 15, 2011 and should be applied retrospectively.  Other than requiring additional disclosures, the adoption of this new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220).  This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company has adopted the new guidance in its financial statements as of and for the three-month and six-month periods ended June 30, 2011.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

3.	Marketable Securities

As of June 30, 2011 and December 31, 2010, the Company held the following marketable securities that were classified as available for sale:

		Gains in
		Accumulated
	Fair	Other
	Value	Comprehensive
June 30, 2011	Measurement	Income
Noncurrent assets:

Common stock and warrants – related party	$127,426	$101,880

Total available-for-sale marketable securities	$127,426	$101,880

December 31, 2010
Noncurrent assets:

Common stock and warrants – related party	$197,453	$172,818

Total available-for-sale marketable securities	$197,453	$172,818

In June 2010, the Company purchased 500,000 units of Passport Energy Inc. (formerly Covenant Resources Inc.) (“Passport”), a Canadian resources company traded on the Canadian National Stock Exchange, at a purchase price of $0.05 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of Passport’s common stock at a purchase price of $0.05 per share.  The warrants have a two-year life and expire on June 23, 2012.  Total consideration paid to acquire the common shares and warrants was $24,635 (CDN$25,000).  During 2011, the Company subsequently paid an additional $911 to Passport in connection with the shares.  Management considers the investment in Passport as “available for sale” but has no intention of liquidating the investments during the upcoming twelve-month period.  Accordingly, the marketable securities have been classified as noncurrent assets.  The Passport warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model, with the following assumptions at June 30, 2011;

Risk free interest rate	0.23%
Expected volatility of common stock	111%
Dividend yield	$0.00
Expected life of warrants	0.92 years

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

There were no sales of marketable securities during the six-month period ended June 30, 2011.

4.	Oil and Gas Properties

As of June 30, 2011 and December 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and proven reserves have been identified, and one pool that is not subject to amortization because no proven reserves have been assigned to the properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

As of June 30, 2011 and December 31, 2010, the net costs included in the Company’s cost centers were as follows:

	June 30, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$-	$3,337,761	$-	$2,820,301
Canada	1,977,937	-	965,848	-
Total	$1,977,937	$3,337,761	$965,848	$2,820,301

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

Glacier Prospect

In January 2011, the Company acquired an undivided 66.67% working interest in approximately 47,392 net acres located in Toole Country, Montana (the “Glacier Prospect”) for cash consideration of $1,195,624.  Subsequently, the Company sold one-half of its working interest to FX Energy, Inc. (“FX Energy”) for $597,812, which represents 50% of the original purchase price.  The Company has recorded a receivable from FX for this amount as of June 30, 2011.

As of June 30, 2011, the Company owns a 33% undivided working interest in approximately 63,630 gross acres (21,210 net acres) that is held by approximately 400 leases, with expiration dates ranging from May 2012 to June 2015, ratably.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Because no proven reserves have yet been identified, the Glacier Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect.  The Glacier Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of June 30, 2011.

Spyglass Prospect

During the period from February 1, 2010 through June 18, 2010, the Company acquired oil and gas leases covering approximately 6,239 net acres located in Divide County, North Dakota (the “Spyglass Prospect”).  On June 18, 2010, the Company sold 50% of its interest in these oil and gas leases to Eternal Energy Corp. (“Eternal Energy”) and received, in exchange, a 50% working interest in approximately 4,480 acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The Company reclassified 50% of the then carrying value of its investment in the Spyglass Prospect to the Hardy Prospect at the time of the exchange.  During the period from June 19, 2010 through May 27, 2011, the Company, along with its working interest partner, Eternal Energy, continued to acquire additional oil and gas leases within the Spyglass Prospect.

On May 27, 2011, the Company sold half of its working interest in the Spyglass Prospect to a third party.  Because the Company’s interest in the Spyglass Prospect represented a significant portion of the full cost pool, not subject to amortization, the Company has allocated the total cost of the full cost pool, not subject to amortization, among the individual prospects included within the pool, based on their estimated relative fair market values as of the date that the sale occurred.  Net cash consideration received from the sale totaled $3,777,793.  The allocated basis attributed to the portion of the Spyglass Prospect that was sold was $1,692,166, resulting in a gain of $2,085,627 on the transaction.

As of June 30, 2011, the Company still owns an undivided 25% working interest in approximately 68,962 gross acres (8,948 net acres) which is held by approximately 783 leases, with expiration dates ranging from February 2013 to August 2016, ratably.

Because no proven reserves have yet been identified, the Spyglass Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Spyglass Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Spyglass Prospect.  The Spyglass Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of June 30, 2011.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

West Spyglass Prospect

In June, 2011, the Company began acquiring interests in oil and gas leases located in an area adjacent to the existing Spyglass Prospect.  The Company’s management refers to the adjacent acreage as the West Spyglass Prospect.  As of June 30, 2011, the Company owns a 100% working interest in approximately 7,467 gross acres (1,120 net acres) located within the West Spyglass Prospect.  The net acres are held by 21 leases, with expiration dates ranging from April 2014 to April 2016.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of June 30, 2011.

Musta Prospect

During December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  As of May 27, 2011, the Company has not yet entered into any oil and gas leases within the Musta Prospect.  As part of the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect, the estimated fair market value assigned to the Musta Prospect was zero.  Management considers the Musta Prospect to be fully impaired as of June 30, 2011.

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

To date, no drilling activities have occurred within the Texas Prospect nor are any drilling plans being considered in the near future.  As part of the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect, the estimated fair market value assigned to the Texas Prospect was zero.  Management considers the Texas Prospect to be fully impaired as of June 30, 2011.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Sidney North Prospect

In 2010, the Company acquired oil and gas leases on approximately 2,621 gross (624 net acres located in Richland County, Montana (the “Sidney North Prospect”) at an aggregate cost of $215,041. The acreage is held by approximately 24 leases, with expiration dates ranging from July 2013 to October 2015, ratably. The Company’s management is currently evaluating this prospect. No formal determination of the ultimate viability of this prospect is expected during the next twelve months. Management has reviewed the carrying value of this property and determined that no impairment exists as of June 30, 2011.

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

During August and September 2010, Eternal Energy performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274. The Company’s portion of the recompletion cost was $237,637. The well was returned to production in September 2010. In January 2011, the Hardy 7-9 well was taken off of production due to a parted rod string. The well was returned to production in March 2011, after repairs were made to replace the parted rod string. However, the well was again shut in during May and June 2011 due to weather conditions in the area. The Company’s share of the oil and gas sales generated by the Hardy 7-9 well during the three-month and six-month periods ended June 30, 2011 totaled $10,437 and $46,477, respectively.

On May 2, 2011, the Company and its working interest partner, Eternal Energy, entered into a farm-out agreement with Passport Energy, whereby Passport agreed to fund 38.5% of the drilling, completion and equipping costs of up to two future wells located within the Hardy Property in exchange for a 25% working interest in the each well. The remaining working interest will be shared equally between the Company and Eternal Energy.

During May and June 2011, the Company, along with its working interest partners, drilled and completed an offset well within the Hardy Property (the “Hardy 4-16” well) at an aggregate cost of approximately $1,538,125. The Company’s share of this cost is $472,973. The well was fracture stimulated in July 2011. The Company is currently evaluating the results of the fracture stimulation.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The net capitalized cost of the Hardy Property as of June 30, 2011 and December 31, 2010 is summarized below:

	June 30,	December 31,
	2011	2010
Acquisition costs	$785,652	$785,652
Development costs	1,334,364	293,492
	2,120,016	1,079,444
Cumulative depletion	(142,079)	(113,596)
Net capitalized cost	$1,977,937	$965,848

Using the units-of-production method to calculate depletion expense associated with its producing properties, the Company recognized depletion expense totaling $14,278 and $28,482 for the three-month and six-month periods ended June 30, 2011.  The Company did not recognize any depletion expense during the comparable periods in 2010 because it had no producing wells at the time.

As of June 30, 2011, the Company owns a 50% working interest in approximately 4,680 gross acres (4,280 net acres) held by leases.  The acreage is secured by 6 leases, each of which is scheduled to expire on April 1, 2014.  The Hardy Property represents the only property that is included in the portion of the Company’s full cost pool that is subject to amortization.

Well Summary

The following table summarizes the Company’s wells and drilling activity for the three-month periods ended June 30, 2011 and 2010:

	2011		2010
Exploratory wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

	2011		2010
Development wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	1	-	-
Purchased / acquired	-	-	-	1
Drilled	-	1	-	-
Abandoned	-	-	-	-
End of period	-	2	-	1

The following table summarizes the Company’s wells and drilling activity for the six-month periods ended June 30, 2011 and 2010:

	2011		2010
Exploratory wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

	2011		2010
Development wells:	U.S.	Canada	U.S.	Canada

Beginning of period	-	1	-	-
Purchased / acquired	-	-	-	1
Drilled	-	1	-	-
Abandoned	-	-	-	-
End of period	-	2	-	1

The Company did not drill any dry exploratory or developmental wells during the three-month and six-month periods ended June 30, 2011 and 2010.

Oil and Gas Concepts Purchased with Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals, two of which are the Company’s officers, in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The intellectual property was initially assigned a value of $1,247,195, which equaled the value of the options granted as calculated using the Black-Scholes model.  The value of the contributed oil and gas concepts has subsequently been reassessed in connection with the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

5.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense related to the Debenture totaled $20,000 and $40,000 for the three-month and six-month periods ended June 30, 2011, respectively.  Accrued interest payable as of June 30, 2011 and December 31, 2010 totaled $40,000 and $40,000, respectively.  The Debenture’s original maturity date was April 15, 2011.  On February 24, 2011, the lender extended the maturity date to April 15, 2012.  Accordingly, the Convertible Debenture is presented as a current and non-current liability on the Company’s balance sheets as of June 30, 2011 and December 31, 2010, respectively.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $1.125 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

At any time, or from time to time, the holder of the Debenture may elect to convert all or a portion of the Debenture into shares of the Company’s common stock. The initial conversion price was subject to reduction in the event that the Company subsequently sells, or grants any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price was also subject to reduction in the event that the Company pays dividends, declares a stock split, or engages into a merger transaction.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded an initial debt discount in the amount of $280,511.  The initial debt discount is being accreted using the straight line method over the original life of the Debenture.  The Company recognized amortization expense of $35,065 and $105,194 during the three-month and six-month periods ended June 30, 2011 related to the additional debt discount.  Debt discount accretion for the three-month and six-month periods ended June 30, 2010 was $11,688.

In December 2010, the Company received an irrevocable commitment to purchase 5,833,333 shares of its common stock at a price of $0.60 per share (see Note 9).  Also in December 2010, the Company granted 2,141,842 options to purchase shares of the Company’s common stock to certain consultants and members of the Company’s management, in exchange for the contribution of certain exploratory concepts.  The terms of the option agreements stipulate an exercise price of $0.60 per share.  At that time, the initial conversion price associated with the debenture was reduced.  The adjusted conversion price of the Debenture is $0.60 per share as of June 30, 2011.

These two events triggered the reduction of the initial conversion price of the Debentures from $1.125 per share to $0.60 per share.  As a result, it was determined that the Debentures included a beneficial conversion feature as of December 31, 2010 and, accordingly, the Company recorded an additional debt discount related to the Debentures in the amount of $875,000.  The Company recognized debt discount accretion expense of $163,166 and $324,539 during the three-month and six-month periods ended June 30, 2011 related to the additional debt discount.

Because the adjusted conversion price is less than the trading value of the Company’s stock as of June 30, 2011, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $1,250,000 as of June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.

6.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of the Hardy 7-9 and Hardy 4-16 wells.  As of June 30, 2011, the discounted value of the Hardy asset retirement obligations is $16,473.  The Company recognized accretion expense of $358 and $707 for the three-month and six-month periods ended June 30, 2011 associated with the Hardy asset retirement obligations.  No accretion expense was recognized during the three-month and six-month periods ended June 30, 2010 as the Company had not yet restored the Hardy 7-9 well to production nor recorded an asset retirement obligation associated with the well.  The projected plugging dates for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

7.	Commitments and Contingencies

Drilling Commitments

As of June 30, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 4, the Company and its working interest partner, Eternal Energy, entered into a farm-out agreement with Passport whereby Passport agreed to fund 38.5% of the drilling, completion and abandonment costs of up to two future wells to be located within the Hardy Property, in exchange for a 25% working interest in the completed wells.  The remaining working interest in the wells will be shared equally by the Company and Eternal Energy.  The first well to be drilled under the Participation Agreement was the Hardy 4-16 well.  Plans are in place to commence drilling of the second well within the Hardy Prospect.  The current estimate of drilling and completion costs of the second well is $3,200,000, of which the Company, through its participation election, would be obligated to pay approximately $984,000 should it elect to participate in such well.

Stock Issuances

As discussed in Note 5, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.

8.	Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,438,073	$(134,888)	$790,058	$(208,742)
Weighted-average number of common shares outstanding	43,231,357	44,913,334	41,299,259	44,376,889
Incremental shares from the assumed exercise of dilutive stock options (a)	1,344,027	-	1,375,813	-
Diluted common shares outstanding	44,575,384	44,913,334	42,675,072	44,376,889
Basic earnings (loss) per share	$0.03	$(0.00)	$0.02	$(0.00)
Diluted earnings (loss) per share	$0.03	$(0.00)	$0.02	$(0.00)

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

(a)  In periods where the Company incurs a loss, potentially dilutive securities are not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.  The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

June 30,
2010

Stock options	-
Convertible debentures	-

9.	Equity Transactions

Stock Splits

On January 12, 2011, the Company’s board of directors approved a reverse split of the Company’s common stock on a 1 new share for 1.5 old share basis.  As a result, the Company’s authorized common shares decreased from 150,000,000 to 100,000,000.  Par value remained unchanged.

Private Placements

In January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Two of the individuals are our sole officers at June 30, 2011.  Proceeds received from the sale of the stock totaled $10,000.

Also in January 2010, the Company issued 706,667 restricted shares of the Company’s common stock at a price of $1.125 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

On December 14, 2010, the Company received an irrevocable commitment from a third party to purchase 5,833,333 shares of the Company’s common stock at a price of $0.60 per share, resulting in aggregate funds to be received of $3,500,000.  The Company collected $3,166,667 of subscriptions receivable during February and March 2011 and, as a result, issued 5,277,778 shares of its common stock.  As discussed in Note 10, the Company collected the remaining $333,333 of stock subscriptions receivable in April 2011.  As a result, the Company has presented stock subscriptions receivable of $2,666,667 as a current asset on its December 31, 2010 balance sheet, and $833,333 as a reduction of stockholder’s equity in its December 31, 2010 balance sheet.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Issuance of Warrants

In connection with the sale of the Convertible Debenture (Note 5), the Company granted to the purchaser of the Debenture warrants to purchase up to 416,667 shares of the Company’s common stock at an initial exercise price of $1.20 per share.  The warrants had an expiration date of April 15, 2012.

The initial exercise price of the warrants was subject to reduction in the event that the Company subsequently sold, or granted any option to purchase, shares of the Company’s common stock at an effective price that is less than the initial conversion price. The initial conversion price was also subject to a reduction in the event that the Company should issue dividends, declare a stock split, or engage in a merger transaction.

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

A summary of warrant activity for the six-month period ended June 30, 2011 and the eight-month period ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding at April 30, 2010	-	-	-	-

Issued	416,667	$1.20	2 years	-
Increase due to reduction in exercise price	416,666	$0.60	-	-
Exercised	(833,333)	$0.60	-	-

Outstanding at December 31, 2010	-	-	-	-

Issued	-	$-	-	-
Exercised	-	$-	-	-
Outstanding at June 30, 2011	-	$-	-	$-

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The assumptions used in the Black-Scholes Option Pricing Model for the warrants granted during the year ended December 31, 2010 were as follows:

Risk-free interest rate	1.04%
Expected volatility of common stock	250%
Dividend yield	$0.00
Expected life of warrants	2 years
Weighted average fair market value of warrants granted	$0.62

Issuance of Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The options have a five-year life, vested immediately and have an exercise price of $0.60 per share.  The options expire on December 30, 2015.  The intellectual property was valued at $1,247,195, which equals the value of the options granted as calculated using the Black-Scholes Option Pricing Model.

A summary of stock option activity for the six-month period ended June 30, 2011 and the eight-month period ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contract	Intrinsic
	Options	Price	Term	Value

Outstanding at April 30, 2010	-	-	-	-

Granted	2,141,842	$0.60	5.0 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2010	2,141,842	$0.60	5.0 years	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding and Exercisable at June 30, 2011	2,141,842	$0.60	4.5 years	$

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

The options outstanding as of June 30, 2011 and December 31, 2010 have an intrinsic value of $0.75 and $0.12 per share and an aggregate intrinsic value of $1,606,382 and $257,021, respectively.

The assumptions used in the Black-Scholes Option Pricing Model for the options granted during the eight-month period ended December 31, 2010 were as follows:

Market value of the Company's Common Stock	$0.60
Risk free interest rate	2.06%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	5 years

Shares Reserved for Future Issuance

As of June 30, 2011 and December 31, 2010, the Company has reserved 3,808,509 shares of its common stock in the event that the Debenture is converted prior to maturity and the outstanding options are exercised prior to their expiration.

10.	Related Party Transactions

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services.  The Company’s President and sole Director is also a member of Synergy’s management team.  Geological and engineering consulting service fees provided by Synergy for the three-month and six-month periods ended June 30, 2011 and 2010 totaled $38,000, $68,000, $30,000 and $75,000, respectively.

As discussed in Note 9, in January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Of the 6,666,667 shares issued, 4,222,222 shares were purchased by two of the individuals who are our sole officers at June 30, 2011.  The proceeds received from the sale of the stock totaled $10,000.  Proceeds from the two related parties totaled $6,333.

As discussed in Note 3, at Passport's December 2010 Annual General Meeting, Passport increased their number of directors to eight, one of whom is the Company's Vice President of Operations.  As a result, the Company’s investment in Passport’s common stock is classified as a related party asset.  As of June 30, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $127,426 and $197,453, respectively.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and December 31, 2010 and
For the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

11.	Proposed Merger

On April 8, 2011, the Company entered into a definitive agreement (the “Merger Agreement”) with Eternal Energy to merge the two companies.  Pursuant to the terms of the Merger Agreement, Eternal Energy formed a wholly owned subsidiary which will be merged into the Company, with the Company being the survivor as a wholly-owned subsidiary of Eternal Energy.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for American Eagle’s legacy stockholders and 20% for Eternal Energy’s stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of the Eternal Energy’s common stock).  Despite the fact the Company’s shareholders will hold shares of the combined company’s common stock that will represent approximately 80% of the then-outstanding shares and the stockholders of Eternal Energy will hold shares of the combined company’s common stock that will represent approximately 20% of the then-outstanding shares (in each case without taking into account any outstanding options to purchase shares of either company’s common stock), other factors present in the structure of the proposed business combination result in Eternal Energy being considered the accounting acquirer in the transaction.

The corresponding purchase price allocation and pro forma financial statements that reflect the proposed merger can be found in the footnotes to the condensed consolidated financial statements of Eternal Energy, as presented in Eternal Energy’s Quarterly Report on Form 10-Q, filed with the Securities Exchange Commission on August 18, 2011.

12.	Subsequent Events

In July 2011, the Company, along with its working interest partners, completed the fracture stimulation of the Hardy 4-16 well at an estimated aggregate cost of $725,000.  The Company’s share of these costs is approximately $223,000.  Management is currently evaluating the results of the fracture stimulation project.

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

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices have increased rapidly, topping $100 per barrel in mid-March 2011 and then retreating to the mid-$80’s per barrel in mid-August.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers. Historically, crude oil prices have averaged approximately $77 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”). However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $78 per barrel.  Oil prices averaged approximately $99 during the six-month period ended June 30, 2011.

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

On June 7, 2010, we hired Thomas Lantz to serve as our Vice President of Operations.  On June 1, 2011, we hired Richard Pershall to serve as our Operations Manager.  Currently, Mr. Lantz and Mr. Pershall are our only paid employees.

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

In February 2010, we began to acquire oil and gas leases in Divide County, North Dakota (the “Spyglass Prospect”), a region known for its Bakken and Three Forks zone oil production.  On June 18, 2010, we sold a 50% working interest in the Spyglass Prospect to Eternal Energy Corp. (“Eternal Energy”) and acquired a 50% working interest in approximately 4,480 acres located in the Hardy Property.  As of June 30, 2011, we owned working interests in oil and gas leases covering approximately 8,948 net acres within the Spyglass Prospect.

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

In December 2010, we changed our fiscal year end from April 30 to December 31.  Accordingly, the financial statements accompanying this narrative are for the three-month and six-month periods ended June 30, 2011 and 2010.

In January 2011, we acquired an undivided 66.67% working interest in approximately 47,392 net acres located in Toole Country, Montana (the “Glacier Prospect”) for cash consideration of $1,195,624.  Subsequently, we sold one half of our working interest to FX Energy, Inc. (“FX Energy”) for $597,812, which represents 50% of the original purchase price.

On February 24, 2011, the term of the Debenture was extended through April 15, 2012.

On April 8, 2011, we entered into a definitive agreement (the “Merger Agreement”) with Eternal Energy to merge the two companies.  Pursuant to the terms of the Merger Agreement, Eternal Energy formed a wholly owned subsidiary into which our company will be merged, with our company being the survivor as a wholly-owned subsidiary of Eternal Energy.

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

Results of Operations for the Three-Month Period Ended June 30, 2011 vs.  2010

We recognized net income of $1,438,073 for the three-month period ended June 30, 2011 versus a net loss of $134,888 for the three-month period ended June 30, 2010.  A discussion of the key components of the results of our operations is provided below.

In June 2010, we acquired a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut in due to mechanical issues.  During August 2010, we, along with our working interest partner, Eternal Energy, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  The well produced oil during the early part of April, before incurring further mechanical issues.  The Hardy 7-9 well was repaired in May 2011 but remained shut-in through June 30, 2010, primarily due to weather conditions.  Our portion of revenues from the sale of oil produced by the Hardy 7-9 well totaled $10,437 for the three-month period ended June 30, 2011.  We did not own any working interests in any producing wells prior to June 2010.  Accordingly, we recognized no revenue from oil and gas sales for the three-month period ended June 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Prospect to a third party.  Net proceeds from the sale totaled $3,777,793, of which $320,833 was receivable as of June 30, 2011.  The receivable was collected in August 2011.  Because our working interest in the Spyglass Prospect represented a significant portion of our full cost pool that is not subject to amortization, we reallocated the aggregate cost of the full cost pool, not subject to amortization, among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $2,085,627.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $71,042 for the three-month period ended June 30, 2011, which included trucking costs of $26,391, repairs and maintenance costs of $19,961 and well operator costs of $7,394, in addition to equipment rental, fuel, water disposal and miscellaneous other production costs.  Because we did not own any working interests in any producing wells prior to June 2010, we did not recognize any oil and gas operating expense for the three-month period ended June 30, 2010.

General and administrative expenses totaled $167,722 for the three-month period ended June 30, 2011, compared to $34,708 for the three-month period ended June 30, 2010.  The increase is primarily due to the following:

•
In June 2010, we hired Tom Lantz to serve as our Vice President of Operations.  We hired Richard Pershall to serve as our Operations Manager in June 2011.  Payroll related expenses for the three-month period ended June 30, 2011 totaled $67,281, compared to $10,385 for the three-month period ended June 30, 2010.  We currently offer no company-paid employee benefits to our employees.

•
In June 2010, we began utilizing a third-party landman to provide land management services related to the administration and filing of oil and gas leases located within the Hardy Property, as well as within other geographic areas that we have targeted for acquisition.  Land management expenses for the three-month period ended June 30, 2011 totaled $43,453.  We incurred no land management expenses for the three-month period ended June 30, 2010, as we were just beginning to acquire significant interests in oil and gas leases at that time.

•	We subscribe to various well data services, for which we incurred fees totaling $24,492 for the three-month period ended June 30, 2011. We incurred no such fees in the comparable period in 2010.

•
Other general and administrative costs incurred during the three-month period ended June 30, 2011 included travel costs totaling $15,599, investor relations costs of $8,170 related to press releases and other investor communications, and office rent expense of $3,551.  We currently utilize office space located within the corporate offices of Eternal Energy Corp.

Professional fees, including those paid to related parties, totaled $186,360 for the three-month period ended June 30, 2011 compared to $65,888 for the three-month period ended June 30, 2010.  The increase is primarily due to the following:

•
We incurred legal fees totaling $130,280 during the three-month period ended June 30, 2011, primarily related to our proposed merger with Eternal Energy as well as with certain oil and gas lease acquisitions and our participation agreement with FX Energy and Big Sky Operating.  Legal fees for the three-month period ended June 30, 2010 totaled $28,205 and related primarily to general corporate affairs.

•
In January 2011, we engaged a third-party individual to perform all of our accounting and financial reporting activities.  As a result, we incurred accounting totaling $19,099 during the three-month period ended June 30, 2011, compared to $2,405 for the three-month period ended June 30, 2010.

•
In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $38,000 and $30,000 for the three-month periods ended June 30, 2011 and 2010, respectively.

We began amortizing our investment in the Hardy Property in September 30, 2010, concurrent with the return of the Hardy 7-9 well to production.  Depletion expense totaled $14,278 for the three-month period ended June 30, 2011.  Because we did not own any working interests in any producing properties prior to June 2010, we did not record any depletion expense for the three-month period ended June 30, 2010.

In January 2010, we purchased an interest in a contemplated well located in Wilkinson County, Mississippi (the “Mississippi Prospect”) for $150,000 in cash.  In June 2010, we resold our interest in the Mississippi Prospect to the original seller.  Net proceeds from the sale totaled $144,063, which represent the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.  We recognized impairment expense related to the Mississippi Prospect of $5,937 in the results of our operations for the three-month period ended June 30, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of a one year, 8% Secured, Convertible Debenture (the “Debenture”).  On February 24, 2011, the term of the Debenture was extended through April 15, 2012.  Interest expense related to the Debenture totaled $20,000 for the three-month period ended June 30, 2011, versus $16,667 for the comparable period in 2010.

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

In December 2010, the conversion price of the Debenture was reduced from $1.125 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333shares of our common stock.  Accordingly, we recorded an additional debt discount in the amount of $875,000.  We recognized aggregate accretion expense related to the debt discounts of $198,231 for the three-month period ended June 30, 2011, compared to $11,688 for the three-month period ended June 30, 2010.

Results of Operations for the Six-Month Period Ended June 30, 2011 vs. 2010

We recognized net income of $790,058 for the six-month period ended June 30, 2011 versus a net loss of $208,742 for the six-month period ended June 30, 2010.  A discussion of the key components of the results of our operations is provided below.

In June 2010, we acquired a 50% working interest in approximately 4,480 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut in due to mechanical issues.  During August 2010, we, along with our working interest partner, Eternal Energy, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  From September 1, 2010 through December 31, 2010, the Hardy 7-9 well produced oil volumes ranging from 40 to 58 barrels per day.  In January 2011, the well was taken off of production due to a parted rod string.  Repairs were made to the well during January and February 2011, and the well was returned to production in March 2011.  In mid-April, 2011, the well was again taken off of production to perform repairs.  Once repaired, the well remained shut-in through June 30, 2011 due to inclement weather.  Our portion of revenues from the sale of oil produced by the Hardy 7-9 well totaled $46,477 for the six-month period ended June 30, 2011.  We did not own any working interests in any producing wells prior to June 2010.  Accordingly, we recognized no revenue from oil and gas sales for the three-month period ended June 30, 2010.

In May 2011, we sold half of our working interest in our Spyglass Prospect to a third party.  Net proceeds from the sale totaled $3,777,793, of which $320,833 was receivable as of June 30, 2011.  The receivable was collected in August 2011.  Because our working interest in the Spyglass Prospect represented a significant portion of our full cost pool that is not subject to amortization, we reallocated the aggregate cost of the full cost pool, not subject to amortization, among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $2,085,627.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $117,676 for the six-month period ended June 30, 2011, which included trucking costs of $36,738, repairs and maintenance costs of $30,083 and well operator costs of $17,438, in addition to equipment rental, fuel, water disposal and miscellaneous other production costs.  Because we did not own any working interests in any producing wells prior to June 2010, we did not recognize any oil and gas operating expense for the six-month period ended June 30, 2010.

General and administrative expenses totaled $275,072 for the six-month period ended June 30, 2011, compared to $40,048 for the six-month period ended June 30, 2010.  The increase is primarily due to the following:

•
In June 2010, we hired Tom Lantz to serve as our Vice President of Operations.  We hired Richard Pershall to serve as our Operations Manager in June 2011.  Payroll related expenses for the six-month period ended June 30, 2011 totaled $108,350, compared to $10,385 for the six-month period ended June 30, 2010.

•
In June 2010, we began utilizing a third-party landman to provide land management services related to the administration and filing of oil and gas leases located within the Hardy Property, as well as within other geographic areas that we have targeted for acquisition.  Land management expenses for the six-month period ended June 30, 2011 totaled $80,860.  We incurred no land management expenses for the six-month period ended June 30, 2010, as we were just beginning to acquire significant interests in oil and gas leases at that time.

•	We subscribe to various well data services, for which we incurred fees totaling $28,849 for the six-month period ended June 30, 2011. We incurred no such fees in the comparable period in 2010.

•
Other general and administrative costs incurred during the six-month period ended June 30, 2011 included travel costs totaling $25,257, investor relations costs of $11,615 related to press releases and other investor communications, filing fees of $6,672 and office rent expense of $6,215.

Professional fees, including those paid to related parties, totaled $450,376 for the six-month period ended June 30, 2011 compared to $134,402 for the six-month period ended June 30, 2010.  The increase is primarily due to the following:

•
We incurred legal fees totaling $293,083 during the six-month period ended June 30, 2011, primarily related to our proposed merger with Eternal Energy as well as with certain oil and gas lease acquisitions and our participation agreement with FX Energy and Big Sky Operating.  Legal fees for the six-month period ended June 30, 2010 totaled $49,470 and related primarily to general corporate affairs.

•
We incurred accounting fees totaling $73,295 during the six-month period ended June 30, 2011, primarily as a result of changing our fiscal year end from April 30 to December 31, which necessitated the filing of audited financial statements during the first quarter of 2011.  Fees related to the audit of our December 31, 2010 financial statements totaled $28,250.  In addition, we engaged a third-party individual to perform all of our accounting and financial reporting activities beginning in January 2011.  Accounting fees for the six-month period ended June 30, 2010 related to reviews of our quarterly financial statements and totaled $4,655.

•
During the six-month period ended June 30, 2011, we incurred engineering consulting and business valuation service fees related to potential acquisitions totaling $15,998, compared to $5,278 for the comparable period in 2010.

•
In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $68,000 and $75,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

We began amortizing our investment in the Hardy Property in September 30, 2010, concurrent with the return of the Hardy 7-9 well to production.  Depletion expense totaled $28,482 for the six-month period ended June 30, 2011.  Because we did not own any working interests in any producing properties prior to June 2010, we did not record any depletion expense for the three-month period ended June 30, 2010.

In January 2010, we purchased an interest in a contemplated well located in Wilkinson County, Mississippi (the “Mississippi Prospect”) for $150,000 in cash.  In June 2010, we resold our interest in the Mississippi Prospect to the original seller.  Net proceeds from the sale totaled $144,063, which represent the original purchase price of $150,000, less preliminary drilling costs incurred to date of $5,937.  We recognized impairment expense related to the Mississippi Prospect of $5,937 in the results of our operations for the six-month period ended June 30, 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of a one year, 8% Secured, Convertible Debenture (the “Debenture”).  In February 2011, our lender extended the maturity date of the Debenture to April 15, 2012.  Interest expense related to the Debenture totaled $40,000 for the six-month period ended June 30, 2011, versus $16,667 for the comparable period in 2010.

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

In December 2010, the conversion price of the Debenture was reduced from $1.125 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333shares of our common stock.  Accordingly, we recorded an additional debt discount in the amount of $875,000.  We recognized aggregate accretion expense related to the debt discounts of $429,733 for the six-month period ended June 30, 2011, compared to $11,688 for the six-month period ended June 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At June 30, 2011, our liquid assets consisted of cash totaling $3,157,630, receivables from working interest partners totaling $1,127,387 and marketable securities valued at $127,426.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital as of June 30, 2011 was $1,710,910, compared to $1,689,027 as of December 31, 2010.

It may be necessary for the Company to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets to fund our future operations.  The Company owns interests in oil and gas properties having an aggregate cost basis of $5,315,698 as of June 30, 2011, the partial or complete monetization of which could provide significant working capital for future operations.  Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

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

Litigation

As of June 30, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.24	Participation and Operating Agreement by and among Eternal Energy Corp., AEE Canada Inc., and Passport Energy Inc. dated April 15, 2011.

10.25	Participation Agreement among the Company, Big Sky Operating LLC, and FX Producing Company, Inc., dated effective February 1, 2011.

10.26*^	Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.

10.27*^	Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.

10.27a*	First Amendment to the Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011), dated June 14, 2011.

10.27b*	Second Amendment to the Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC (dated May 17, 2011), dated July 25, 2011.

31.1*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Treasurer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.
^       Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

(Registrant)

August 18, 2011	/s/ Richard Findley
Richard Findley
President, Secretary, Treasurer and Director
(Chief Executive Officer, Chief Financial Officer and
Chief Accounting Officer)