Form 10-Q/A
period 2011-06-30
American Eagle Energy Inc.
filed 2011-10-11
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      to

Commission File Number:  000-50906

AMERICAN EAGLE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8642477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 North 27th Street, Suite 21G, Billings, Montana	80120
(Address of principal executive offices)	(Zip Code)

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
43,374,158 shares of common stock issued and outstanding at September 30, 2011.

Explanatory Note

The purpose of this Amendment No. 2 to American Eagle Energy Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 18, 2011 (the “Form 10-Q”), is solely to furnish supplemented copies of Exhibits 10.26 and 10.27 to the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

10.26* ^	Purchase and Sale Agreement by and among American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
10.27* ^	Purchase and Sale Agreement by and among American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.
^       Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE ENERGY INC.

(Registrant)

October 10, 2011	/s/ Richard Findley
Richard Findley
President and Chairman (Principal Executive, Financial and Accounting Officer)