Form 10-Q
period 2011-09-30
American Eagle Energy Inc.
filed 2011-11-18
CIK 1401983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _____________________

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
43,374,158 shares of common stock issued and outstanding at November 15, 2011.

AMERICAN EAGLE ENERGY INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

A Note About Forward Looking Statements	1

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statements of Comprehensive Income For Each of the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4 - Controls and Procedures	14

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6 – Exhibits	15

Signatures	18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

American Eagle Energy Inc.

Condensed Consolidated Financial Statements

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods ended September 30, 2011 and 2010

American Eagle Energy Inc.

Index to the Financial Statements

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

American Eagle Energy Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

	September 30,
	2011	December 31,
	(Unaudited)	2010
Current assets:
Cash	$1,435,941	$79,768
Stock subscription receivable	-	2,666,667
Receivables from working interest partners	205,821	-
Prepaid expenses	8,714	-
Drilling deposits	560,800	-

Total current assets	2,211,276	2,746,435

Oil and gas properties – subject to amortization, net of accumulated depletion of $168,986 and $113,596, respectively	4,994,067	965,848
Oil and gas properties – not subject to amortization	2,155,206	2,820,301
Marketable securities – related party	78,095	197,453
Other non-current assets	1,500	-

Total assets	$9,440,144	$6,730,037

Current liabilities:
Accounts payable and accrued liabilities	$1,702,179	$758,032
Amounts due to Eternal Energy Corp.	317,441	279,376
Due to related parties	-	20,000
Convertible debenture, net of discount of $355,020	644,980	-

Total current liabilities	2,664,600	1,057,408

Convertible debenture, net of discount of $923,333	-	73,667
Long-term asset retirement obligation, net of discount of $22,883 and $23,647, respectively	16,888	13,853
Total liabilities	2,681,488	1,144,928

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value, 150,000,000 shares authorized, 43,374,158 and 37,540,000 shares outstanding	43,374	37,540
Additional paid-in capital	7,224,331	7,230,166
Stock subscriptions receivable	-	(833,333)
Accumulated unrealized gains on marketable securities	52,549	172,818
Accumulated deficit	(561,598)	(1,022,082)

Total stockholders’ equity	6,758,656	5,585,109

Total liabilities and stockholders’ equity	$9,440,144	$6,730,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Oil and gas revenues	$123,603	$6,398	$170,080	$6,398
Gain on sale of oil and gas properties -- not subject to amortization, net of costs	46,077	-	2,131,704	-

Total revenue	169,680	6,398	2,301,784	6,398

Operating expenses:
Oil and gas operating expenses	66,961	41,110	184,637	41,110
General and administrative	164,170	70,173	439,242	110,221
Professional fees	49,990	56,170	432,366	155,572
Professional fees – related party	28,000	40,000	96,000	75,000
Depreciation, amortization, and depletion expense	26,908	-	55,390	-
Impairment of oil and gas prospects	-	-	-	5,937

Total operating costs	336,029	207,453	1,207,635	387,840

Total operating income (loss)	(166,349)	(201,055)	1,094,149	(381,442)

Interest expense	(21,230)	(6,939)	(61,230)	(23,606)
Accretion of debenture discount	(141,580)	(70,128)	(571,313)	(81,816)
Accretion of discount on asset retirement obligation	(415)	-	(1,122)	-

Income (loss before taxes	(329,574)	(278,122)	460,484	(486,864)

Provision for income taxes	-	-	-	-

Net income (loss)	$(329,574)	$(278,122)	$460,484	$(486,864)

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)	$0.01	$(0.01)
Diluted	$(0.01)	$(0.01)	$0.01	$(0.01)

Weighted average number of shares outstanding -
Basic	43,374,158	37,540,000	42,001,576	37,185,000
Diluted	43,374,158	37,540,000	43,259,481	37,185,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(329,574)	$(278,122)	$460,484	$(486,864)

Other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities	(49,331)	149,688	(120,269)	149,688
Total other comprehensive income (losses), before tax	(49,331)	149,688	(120,269)	149,688

Comprehensive income (loss)	$(378,905)	$(128,434)	$340,215	$337,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Nine-Month Periods Ended September 30, 2011 and 2010

	2011	2010
Cash flows provided by (used for) operating activities:
Net income (loss)	$460,484	$(486,864)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Non cash transactions:
Depletion	55,390	-
Accretion of discount on debenture	571,313	81,816
Accretion of discount on asset retirement obligations	1,122	-
Gain on sale of oil and gas properties	(2,131,704)	-
Changes in operating assets and liabilities:
Increase in prepaid expense	(8,714)	-
Increase in non-current assets	(1,500)	-
Increase in amounts due from working interest partners	(205,821)	-
Increase in amounts due to Eternal Energy Corp.	38,072	394,892
Increase in accounts payable and accrued liabilities	944,139	379,731
Increase (decrease) in amounts due to related parties	(20,000)	20,004
Net cash provided by (used for) operating activities	(297,219)	389,579

Cash flows provided by (used for) investing activities:
Proceeds from the sale of oil and gas properties	3,962,656	-
Additions to oil and gas properties	(5,247,553)	(2,155,138)
Payment of drilling deposits	(560,800)	-
Purchase of marketable securities	(911)	(24,635)
Net cash provided by (used for) investing activities	(1,846,608)	(2,179,773)

Cash flows provided by (used for) financing activities:
Proceeds from sale of Debenture	-	1,000,000
Proceeds from the issuance of stock	-	805,000
Collection of stock subscriptions receivable	3,500,000	-
Net cash provided by financing activities	3,500,000	1,805,000

Net increase in cash	1,356,173	14,806

Cash - beginning of period	79,768	2,239

Cash - end of period	$1,435,941	$17,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Nine-Month Periods Ended September 30, 2011 and 2010

Supplemental Disclosure of Cash Flow Information

	2011	2010
Cash paid during the period for:
Interest	$81,230	$16,667
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2011	2010

Change in value of marketable securities	$(120,269)	$-
Issuance of stock upon collection of stock subscription	$5,834	$-
Recording of asset retirement obligation, net of discount of $21,150	$1,913	$-
Warrants issued with convertible debt, recorded as a discount on the debt	$-	$280,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

1.	Description of Business

American Eagle Energy, Inc. (the “Company”) was incorporated in the state of Nevada in March 2007 for the purpose of identifying and pursuing exploratory oil and gas opportunities.  As of September 30, 2011, the Company had acquired working interests in oil and gas prospects located in Montana, North Dakota, Texas, and southeastern Saskatchewan, Canada.

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

These condensed consolidated financial statements are presented in United States Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the eight-month period ended December 31, 2010 and for the year ended April 30, 2010.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Concentration of Credit Risk

At September 30, 2011, the Company had $939,168 on deposit that that exceeded the United States (FDIC) federal insurance limit of $250,000 per bank.  The Company believes that this credit risk is mitigated by the financial strength of the financial institution with which the funds are held.

Components of Other Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of unrealized gains and losses on marketable equity investments.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.  The Company does not have any cash equivalents at September 30, 2011 or December 31, 2010.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value.  Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability.  Hierarchy Level 3 inputs are inputs that are not observable in the market.  The fair value measurements of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Cash	$1,435,941	$-	$-	$1,435,941
Marketable securities – related party	-	78,095	-	78,095
	$1,435,941	$78,095	$-	$1,514,036

December 31, 2010
Recurring:
Cash	$79,768	$-	$-	$79,768
Marketable securities – related party	-	197,453	-	197,453
	$79,768	$197,453	$-	$277,221
Nonrecurring:
Stock options granted in exchange for intellectual property	$-	$1,247,195	$-	$1,247,195

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.  However, diluted loss per common share for the three-month period ended September 30, 2011 and the three-month and nine-month periods ended September 30, 2010 is computed in the same way as basic loss per common share as the inclusion of additional common shares that would be outstanding if all potential common shares had been issued would be anti-dilutive.  See Note 8 for the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010.

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220).  This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The Company has adopted the new guidance in its financial statements as of and for the three-month and nine-month periods ended September 30, 2011.

3.	Marketable Securities

As of September 30, 2011 and December 31, 2010, the Company held the following marketable securities that were classified as available for sale:

		Gains in
		Accumulated
	Fair	Other
	Value	Comprehensive
	Measurement	Income
September 30, 2011
Noncurrent assets:

Common stock and warrants – related party	$78,095	$52,549

Total available-for-sale marketable securities	$78,095	$52,549

December 31, 2010
Noncurrent assets:

Common stock and warrants – related party	$197,453	$172,818

Total available-for-sale marketable securities	$197,453	$172,818

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In June 2010, the Company purchased 500,000 units of Passport Energy Inc. (formerly Covenant Resources Inc.) (“Passport”), a Canadian resources company traded on the Canadian National Stock Exchange, at a purchase price of $0.05 per unit.  Each unit consisted of one share of common stock and a warrant to purchase an additional share of Passport’s common stock at a purchase price of $0.05 per share.  The warrants have a two-year life and expire on June 23, 2012.  Total consideration paid to acquire the common shares and warrants was $24,635 (CDN$25,000).  During 2011, the Company subsequently paid an additional $911 to Passport in connection with the shares.  Management considers the investment in Passport as “available for sale” but has no intention of liquidating the investments during the upcoming twelve-month period.  Accordingly, the marketable securities have been classified as noncurrent assets.  The Passport warrants to purchase common stock are calculated using the Black-Scholes Option Pricing Model, with the following assumptions at September 30, 2011;

Risk free interest rate	0.17%
Expected volatility of common stock	123%
Dividend yield	$0.00
Expected life of warrants	0.67 years

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

There were no sales of marketable securities during the three-month or nine-month periods ended September 30, 2011 and 2010.

4.	Oil and Gas Properties

As of September 30, 2011 and December 31, 2010, all of the Company's investments in oil and gas properties are divided into two cost pools; one pool that is subject to amortization because drilling activities have commenced and proven reserves have been identified, and one pool that is not subject to amortization because no proven reserves have been assigned to the properties.  The two cost pools are further split into cost centers based on the geographical location of the properties included in the pools.

As of September 30, 2011 and December 31, 2010, the net costs included in the Company’s cost centers were as follows:
	September 30, 2011		December 31, 2010
	Amortizable	Non-Amortizable	Amortizable	Non-Amortizable
United States	$2,832,004	$2,155,206	$-	$2,820,301
Canada	2,162,063	-	965,848	-
Total	$4,994,067	$2,155,206	$965,848	$2,820,301

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

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Spyglass Property

During the period from February 1, 2010 through June 18, 2010, the Company acquired oil and gas leases covering approximately 6,239 net acres located in Divide County, North Dakota (the “Spyglass Property”).  On June 18, 2010, the Company sold 50% of its interest in these oil and gas leases to Eternal Energy Corp. (“Eternal Energy”) and received, in exchange, a 50% working interest in approximately 4,480 acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The Company reclassified 50% of the then carrying value of its investment in the Spyglass Property to the Hardy Property at the time of the exchange.  During the period from June 19, 2010 through May 27, 2011, the Company, along with its working interest partner, Eternal Energy, continued to acquire additional oil and gas leases within the Spyglass Property.

On May 27, 2011, the Company sold half of its working interest in the Spyglass Property to a third party.  Because the Company’s interest in the Spyglass Property represented a significant portion of the full cost pool, not subject to amortization, the Company has allocated the total cost of the full cost pool, not subject to amortization, among the individual prospects included within the pool, based on their estimated relative fair market values as of the date that the sale occurred.  Net cash consideration received by the Company from the sale totaled $3,823,963, of which, $46,710 was outstanding as of September 30, 2011.  The allocated basis attributed to the portion of the Spyglass Property that was sold was $1,692,166, resulting in a gain of $2,131,704 on the transaction.

As of September 30, 2011, the Company still owns an undivided 25% working interest in approximately 185,500 gross acres (2,745 net acres) which is held by approximately 420 leases, with expiration dates ranging from February 2013 to August 2016.

The Company has elected to participate in the drilling of seven successful wells within the Spyglass Property.  The Company’s working interests in these wells ranges from 0.17% to 14.25%.  Because proven reserves were identified during the period, the Spyglass Property has been re-assigned to the full cost pool that is subject to amortization.  The Spyglass Property is evaluated for impairment during each reporting period.  There were no impairments evident as of September 30, 2011.

A summary of the Company’s working interest in the Spyglass wells and the status of each well as of September 30, 2011 is as follows:

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Well Name	Operator	Working Interest	Actual or Anticipated Spud Date	Current Status
Wolter 13-9H-163N-100W	SM Energy Company	2.98%	June 26, 2011	Flowing approximately 600 BOPD
Riede 4-14H-163N-100W	SM Energy Company	0.17%	January 30, 2011	Flowing approximately 575 BOPD
Torgeson 1-15H-163N-100W	SM Energy Company	3.60%	March 6, 2011	Flowing approximately 510 BOPD
Bagley 4-30H-163N-100W	SM Energy Company	2.27%	April 3, 2011	Pumping approximately 400 BOPD
Legaard 4-25H-163N-101W	SM Energy Company	2.02%	July 19, 2011	Waiting to be fractured
Nomad 6-7-163N-99W	Samson Resources Company	14.25%	October 26, 2011	Drilling
Thomte 8-5-163N-99W	Samson Resources Company	1.59%	August 22, 2011	Waiting to be fractured

Hardy Property

As noted above, on June 18, 2010, the Company sold 50% of its working interest in the Spyglass Property to Eternal Energy in exchange for a 50% working interest in approximately 4,680 net acres located in Southeastern Saskatchewan, which included related equipment valued at approximately $238,681.  At the time, the Hardy Property contained one existing oil well (the Hardy 7-9 well) that, at acquisition, was shut in due to mechanical issues.  As a result, the Company reclassified $766,620 (half of the carrying value of its Spyglass Prospect at that time) to the newly acquired Hardy Property, which is part of the full cost pool that is subject to amortization.  The Company and Eternal Energy have agreed that Eternal Energy will oversee all future exploration and operational activities associated with their shared acreage.  The Company is obligated to pay 50% of the cost of any exploration or development costs incurred for wells in which it elects to participate.

During July 2010, Eternal Energy performed a workover and recompletion of the Hardy 7-9 well at an aggregate cost of $475,274.  The Company’s portion of the recompletion cost was $237,637.  The well was returned to production in September 2010.  In January 2011, the Hardy 7-9 well was taken off of production due to a parted rod string.  The well was returned to production in March 2011, after repairs were made to replace the parted rod string.  However, the well was again shut in during May and June 2011 due to weather conditions in the area.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

During May and June 2011, the Company, along with its working interest partners, drilled and completed an offset well within the Hardy Property (the “Hardy 4-16” well).  The well was fracture stimulated in July 2011 and placed on production during September 2011.

The net capitalized cost of the Hardy Property as of September 30, 2011 and December 31, 2010 is summarized below:

	September 30,	December 31,
	2011	2010
Acquisition costs	$785,652	$785,652
Development costs	1,545,397	293,492
	2,331,049	1,079,444
Cumulative depletion	(168,986)	(113,596)
Net capitalized cost	$2,162,063	$965,848

Using the units-of-production method to calculate depletion expense associated with its producing properties, the Company recognized depletion expense totaling $26,908 and $55,390 for the three-month and nine-month periods ended September 30, 2011.  The Company did not recognize any depletion expense during the comparable periods in 2010 because it had no producing wells at the time.

As of September 30, 2011, the Company owns a 50% working interest in approximately 4,680 gross acres (4,680 net acres).  The acreage is secured by 6 leases, each of which is scheduled to expire on April 1, 2014.

Well Summary

The following table summarizes the Company’s wells and drilling activity for the three-month periods ended September 30, 2011 and 2010:

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

	2011		2010
	U.S.	Canada	U.S.	Canada
Exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Development wells:

Beginning of period	4	2	-	-
Purchased / acquired	-	-	-	1
Drilled	3	-	-	-
Abandoned	-	-	-	-
End of period	7	2	-	1

The following table summarizes the Company’s wells and drilling activity for the nine-month periods ended September 30, 2011 and 2010:

	2011		2010
	U.S.	Canada	U.S.	Canada
Exploratory wells:

Beginning of period	-	-	-	-
Purchased / acquired	-	-	-	-
Drilled	-	-	-	-
Abandoned	-	-	-	-
End of period	-	-	-	-

Development wells:

Beginning of period	-	1	-	-
Purchased / acquired	-	-	-	1
Drilled	7	1	-	-
Abandoned	-	-	-	-
End of period	7	2	-	1

The Company did not drill any dry exploratory or developmental wells during the three-month and nine-month periods ended September 30, 2011 and 2010.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Exploratory Prospects

Glacier Prospect

In January 2011, the Company acquired an undivided 66.67% working interest in approximately 47,392 net acres located in Toole Country, Montana (the “Glacier Prospect”) for cash consideration of $1,195,624.  Subsequently, the Company sold one-half of its working interest to FX Energy, Inc. (“FX Energy”) for $597,812, which represents 50% of the original purchase price.

As of September 30, 2011, the Company owns a 33% undivided working interest in approximately 63,630 gross acres (21,210 net acres) that is held by approximately 400 leases, with expiration dates ranging from May 2012 to June 2015.

Because no proven reserves have yet been identified, the Glacier Prospect has been assigned to the full cost pool that is not subject to amortization.  Management is currently in the process of developing its exploration strategy relative to the Glacier Prospect.  The Company is evaluating the results of nearby wells drilled by other companies in order to make a determination on the future of the Glacier Prospect.  The Glacier Prospect is evaluated for impairment during each reporting period.  There were no impairments evident as of September 30, 2011.

West Spyglass Prospect

In June, 2011, the Company began acquiring interests in oil and gas leases located in an area adjacent to the existing Spyglass Prospect.  The Company’s management refers to the adjacent acreage as the West Spyglass Prospect.

As of September 30, 2011, the Company owns a 50% working interest in approximately 139,194 gross acres (3,993 net acres) located within the West Spyglass Prospect.  The net acres are held by 82 leases, with expiration dates ranging from April 2014 to April 2016.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2011.

Musta Prospect

During December 2009 and January 2010, the Company incurred $10,995 of brokerage costs related to potential lease acquisitions, in Divide County, North Dakota (the “Musta Prospect”).  The Company has not yet entered into any oil and gas leases within the Musta Prospect.  As part of the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect, the estimated fair market value assigned to the Musta Prospect was zero.  Management considers the Musta Prospect to be fully impaired as of September 30, 2011.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

To date, no drilling activities have occurred within the Texas Prospect nor are any drilling plans being considered in the near future.  As part of the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect, the estimated fair market value assigned to the Texas Prospect was zero.  Management considers the Texas Prospect to be fully impaired as of September 30, 2011.

Sidney North Prospect

In 2010, the Company acquired a 100% working interest in oil and gas leases on approximately 1,680 gross (399 net acres located in Richland County, Montana (the “Sidney North Prospect”) at an aggregate cost of $215,041.  The acreage is held by approximately 13 leases, with expiration dates ranging from July 2013 to October 2015, ratably.  The Company’s management is currently evaluating this prospect.  No formal determination of the ultimate viability of this prospect is expected during the next twelve months.  Management has reviewed the carrying value of this property and determined that no impairment exists as of September 30, 2011.

Oil and Gas Concepts Purchased with Stock Options

On December 30, 2010, the Company granted options to purchase 2,141,842 shares of its common stock to four individuals, two of which are the Company’s officers, in connection with their contribution of certain intellectual property related to exploratory opportunities and transactions to the Company.  The intellectual property was initially assigned a value of $1,247,195, which equaled the value of the options granted as calculated using the Black-Scholes model.  The value of the contributed oil and gas concepts has subsequently been reassessed in connection with the reallocation of total costs included in the full cost pool, not subject to amortization, associated with the partial sale of the Company’s interest in the Spyglass Prospect.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

5.	Convertible Debenture

On April 15, 2010, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a $1 million Secured, Convertible Debenture to a third party investor.  The Debenture bears interest at a rate of 8% per annum.  Interest expense related to the Debenture totaled $21,230 and $61,230 for the three-month and nine-month periods ended September 30, 2011, respectively.  Accrued interest payable as of September 30, 2011 and December 31, 2010 totaled $20,000 and $40,000, respectively.  The Debenture’s original maturity date was April 15, 2011.  On February 24, 2011, the lender extended the maturity date to April 15, 2012.  Accordingly, the Convertible Debenture is presented as a current and non-current liability on the Company’s balance sheets as of September 30, 2011 and December 31, 2010, respectively.  Interest is payable on a quarterly basis, either in cash or through the issuance of additional shares of the Company’s common stock at an initial conversion price of $1.125 per share, or a combination thereof.  The Debenture is secured by substantially all of the Company’s existing assets.

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

A portion of the net proceeds from the issuance of the Debenture was allocated to the warrants and recorded as an increase to additional paid in capital. Accordingly, the Company recorded an initial debt discount in the amount of $280,511.  The initial debt discount was being accreted using the straight line method over the original life of the Debenture.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In December 2010, the Company received an irrevocable commitment to purchase 5,833,333 shares of its common stock at a price of $0.60 per share (see Note 9).  Also in December 2010, the Company granted 2,141,842 options to purchase shares of the Company’s common stock to certain consultants and members of the Company’s management, in exchange for the contribution of certain exploratory concepts.  The terms of the option agreements stipulate an exercise price of $0.60 per share.  At that time, the initial conversion price associated with the debenture was reduced.  The adjusted conversion price of the Debenture is $0.60 per share as of September 30, 2011.

These two events triggered the reduction of the initial conversion price of the Debentures from $1.125 per share to $0.60 per share.  As a result, it was determined that the Debentures included a beneficial conversion feature as of December 31, 2010 and, accordingly, the Company recorded an additional debt discount related to the Debentures in the amount of $875,000.  The additional debt discount is being accreted using the straight line method over the extended life of the Debenture.

The Company recognized amortization expense of $141,580 and $571,313 during the three-month and nine-month periods ended September 30, 2011 related to the debt discounts.  Debt discount accretion for the three-month and nine-month periods ended September 30, 2010 was $70,128 and $81,816, respectively.

As of September 30, 2011 and December 31, 2010, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.  Because the adjusted conversion price is less than the trading value of the Company’s stock as of September 30, 2011, the amount by which the Debenture’s “if converted value” exceeded its principal amount was $500,000 as of September 30, 2011.

6.	Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations for the future plugging and abandonment of the Hardy 7-9 and Hardy 4-16 wells.  As of September 30, 2011, the discounted value of the Hardy asset retirement obligations is $16,888.  The Company recognized accretion expense of $415 and $1,122 for the three-month and nine-month periods ended September 30, 2011 associated with the Hardy asset retirement obligations.  No accretion expense was recognized during the three-month and nine-month periods ended September 30, 2010 as the Company had not yet restored the Hardy 7-9 well to production nor recorded an asset retirement obligation associated with the well.  The projected plugging dates for the Hardy 7-9 and Hardy 4-16 wells are December 2020 and June 2036, respectively.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

7.	Commitments and Contingencies

Drilling Commitments

As of September 30, 2011, the Company owned a 50% working interest in the Hardy Property.  Accordingly, the Company may elect to participate in the drilling of exploratory wells on the property.  As discussed in Note 4, the Company and its working interest partner, Eternal Energy, entered into a farm-out agreement with Passport whereby Passport agreed to fund 38.5% of the drilling, completion and abandonment costs of up to two future wells to be located within the Hardy Property, in exchange for a 25% working interest in the completed wells.  The remaining working interest in the wells will be shared equally by the Company and Eternal Energy.  The first well to be drilled under the Participation Agreement was the Hardy 4-16 well.  Plans are in place to commence drilling of the second well within the Hardy Prospect.  The current estimate of drilling and completion costs of the second well is $3,200,000, of which the Company, through its participation election, would be obligated to pay approximately $984,000 should it elect to participate in such well.

Stock Issuances

As discussed in Note 5, the Company has reserved 1,666,667 shares of its common stock in the event that the Debenture is converted.

8.	Earnings (Loss) Per Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(329,574)	$(278,122)	$460,484	$(486,864)
Weighted-average number of common shares outstanding	43,374,158	37,540,000	42,001,576	37,185,000
Incremental shares from the assumed exercise of dilutive stock options (a)	-	-	1,257,905	-
Diluted common shares outstanding	43,374,158	37,540,000	43,259,481	37,185,000
Basic earnings (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.01)
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.01)

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

In periods where the Company incurs a loss, potentially dilutive securities are not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.  The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010

Stock options	2,142,842	-	-	-
Convertible debentures	1,666,667	1,666,667	-	1,666,667

9.	Equity Transactions

Stock Splits

On January 12, 2011, the Company’s board of directors approved a reverse split of the Company’s common stock on a 1 new share for 1.5 old share basis.  As a result, the Company’s authorized common shares decreased from 150,000,000 to 100,000,000.  Par value remained unchanged.

Private Placements

In January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Two of the individuals are our sole officers at September 30, 2011.  Proceeds received from the sale of the stock totaled $10,000.

Also in January 2010, the Company issued 706,667 restricted shares of the Company’s common stock at a price of $1.125 per share in a private transaction.  Proceeds received from the sale of the stock totaled $795,000.

On December 14, 2010, the Company received an irrevocable commitment from a third party to purchase 5,833,333 shares of the Company’s common stock at a price of $0.60 per share, resulting in aggregate funds to be received of $3,500,000.  The Company collected $3,166,667 of subscriptions receivable during February and March 2011 and, as a result, issued 5,278,602 shares of its common stock.  As discussed in Note 10, the Company collected the remaining $333,333 of stock subscriptions receivable in April 2011.  As a result, the Company has presented stock subscriptions receivable of $2,666,667 as a current asset on its December 31, 2010 balance sheet, and $833,333 as a reduction of stockholder’s equity in its December 31, 2010 balance sheet.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

A summary of warrant activity for the nine-month period ended September 30, 2011 and the year ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Warrants	Price	Term	Value
Outstanding at December 31, 2009	-	-	-	-

Issued	416,667	$1.20	2 years	-
Increase due to reduction in exercise price	416,666	$0.60	-	-
Exercised	(833,333)	$0.60	-	-

Outstanding at December 31, 2010	-	-	-	-

Issued	-	$-	-	-
Exercised	-	$-	-	-

Outstanding at September 30, 2011	-	$-	-	$-

The assumptions used in the Black-Scholes Option Pricing Model for the warrants granted during the year ended December 31, 2010 were as follows:

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

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

A summary of stock option activity for the nine-month period ended September 30, 2011 and the year ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contract	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2009	-	-	-	-

Granted	2,141,842	$0.60	5.0 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding at December 31, 2010	2,141,842	$0.60	5.0 years	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Outstanding and Exercisable at September 30, 2011	2,141,842	$0.60	4.2 years	$

The options outstanding as of September 30, 2011 and December 31, 2010 have an intrinsic value of $0.30 and $0.12 per share and an aggregate intrinsic value of $642,553 and $257,021, respectively.

The assumptions used in the Black-Scholes Option Pricing Model for the options granted during the year ended December 31, 2010 were as follows:

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Market value of the Company's Common Stock	$0.60
Risk free interest rate	2.06%
Expected volatility of common stock	193%
Dividend yield	$0.00
Expected life of warrants	5 years

Shares Reserved for Future Issuance

As of September 30, 2011 and December 31, 2010, the Company has reserved 3,808,509 shares of its common stock in the event that the Debenture is converted prior to maturity and the outstanding options are exercised prior to their expiration.

10.	Related Party Transactions

In January 2010, the Company engaged Synergy Resources LLC (“Synergy”) to provide geological and engineering consulting services.  The Company’s President and sole Director is also a member of Synergy’s management team.  Geological and engineering consulting service fees provided by Synergy for the three-month and nine-month periods ended September 30, 2011 and 2010 totaled $28,000, $96,000, $0 and $75,000, respectively.

As discussed in Note 9, in January 2010, the Company issued an aggregate of 6,666,667 restricted shares of its common stock at a price of $0.0015 to four individuals in a private transaction.  Of the 6,666,667 shares issued, 4,222,222 shares were purchased by two of the individuals who are our sole officers at September 30, 2011.  The proceeds received from the sale of the stock totaled $10,000.  Proceeds from the two related parties totaled $6,333.

As discussed in Note 3, at Passport's December 2010 Annual General Meeting, Passport increased their number of directors to eight, one of whom is the Company's Vice President of Operations.  As a result, the Company’s investment in Passport’s common stock is classified as a related party asset.  As of September 30, 2011 and December 31, 2010, the fair market value of the Company’s investment in Passport was $78,095 and $197,453, respectively.

American Eagle Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010 and
For the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

11.	Proposed Merger

On April 8, 2011, the Company entered into a definitive agreement (the “Merger Agreement”) with Eternal Energy to merge the two companies.  Pursuant to the terms of the Merger Agreement, Eternal Energy formed a wholly owned subsidiary which will be merged into the Company, with the Company being the survivor as a wholly-owned subsidiary of Eternal Energy.  The ratio of stockholdings between the two companies at the time of closing is expected to be 80% for American Eagle’s legacy stockholders and 20% for Eternal Energy’s stockholders (exclusive of outstanding options to purchase shares of the Company’s common stock and shares of the Eternal Energy’s common stock).  Despite the fact the Company’s stockholders will hold shares of the combined company’s common stock that will represent approximately 80% of the then-outstanding shares and the stockholders of Eternal Energy will hold shares of the combined company’s common stock that will represent approximately 20% of the then-outstanding shares (in each case without taking into account any outstanding options to purchase shares of either company’s common stock), other factors present in the structure of the proposed business combination result in Eternal Energy being considered the accounting acquirer in the transaction.

The corresponding purchase price allocation and pro forma financial statements that reflect the proposed merger can be found in the footnotes to the condensed consolidated financial statements of Eternal Energy, as presented in Eternal Energy’s Quarterly Report on Form 10-Q, for the period ended September 30, 2011.

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section.  Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Industry Overview

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces.  Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand, and the availability of supply.

Worldwide oil prices reached historical highs during the last half of 2008, before tumbling amid worldwide economic crisis.  Oil prices stabilized during 2009 and remained stable throughout 2010.  Since December 31, 2010, oil prices have increased rapidly, topping $100 per barrel in mid-March 2011 and then retreating to the mid-$80’s per barrel in mid-August 2011.

Oil prices cannot be predicted with any certainty and have significantly affected profitability and returns for upstream producers.  Historically, crude oil prices have averaged approximately $80 per barrel over the past five years, per the New York Mercantile Exchange (“NYMEX”).  However, during that time, oil prices have experienced wide fluctuations in prices, ranging from $37 per barrel to $145 per barrel, with the median price of $80 per barrel.  Oil prices averaged approximately $95 during the nine-month period ended September 30, 2011.

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

In February 2010, we began to acquire oil and gas leases in Divide County, North Dakota (the “Spyglass Property”), a region known for its Bakken and Three Forks zone oil production.  On June 18, 2010, we sold a 50% working interest in the Spyglass Property to Eternal Energy Corp. (“Eternal Energy”) and acquired a 50% working interest in approximately 4,680 acres located in the Hardy Property.  As of June 30, 2011, we owned working interests in oil and gas leases covering approximately 8,948 net acres within the Spyglass Property.

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

In December 2010, we changed our fiscal year end from April 30 to December 31.  Accordingly, the financial statements accompanying this narrative are for the three-month and nine-month periods ended September 30, 2011 and 2010.

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

On May 27, 2011, we sold half of our 50% working interest in the Spyglass Prospect to NextEra Resources.  The transaction was completed via three, separate closings, during which we received cash proceeds totaling $3,823,963, net of finder’s fees.

Results of Operations for the Three-Month Period Ended September 30, 2011 vs.  2010

We recognized a net loss of $329,574 for the three-month period ended September 30, 2011 versus a net loss of $278,122 for the three-month period ended September 30, 2010.  A discussion of the key components of the results of our operations is provided below.

We recognized oil sales totaling $123,603 for the three-month period ended September 30, 2011 compared to $6,398 for the same period in 2010.  In June 2010, we acquired a 50% working interest in approximately 4,680 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained one existing oil well (the “Hardy 7-9 well”) that was shut in due to mechanical issues.  During July 2010, we, along with our working interest partner, Eternal Energy, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  The Hardy 7-9 well produced oil during each of the three months ended September 30, 2011, versus only one month during the three-month period ended September 30, 2010.  Oil sales from the Hardy 7-9 well totaled $77,035 for the three-month period ended September 30, 2011 versus $6,398 for the comparable period in 2010.

In July 2011, we drilled and completed the Hardy 4-16 well.  The well was subsequently fracture stimulated and put onto production in mid-September, generating $59,575 of oil sales during the final two weeks of September 2011.  No such revenue was recognized from the Hardy 4-16 well prior to September 2011.

In May 2011, we sold half of our working interest in our Spyglass Property to a third party.  The sale was completed via a series of three scheduled closings.  Net proceeds from the sale totaled $3,823,963.  Because our working interest in the Spyglass Property represented a significant portion of our full cost pool that was not subject to amortization, we reallocated the aggregate, non-amortizable cost of the pool among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $2,131,704, of which $46,077 was recognized as a gain during the three-month period ended September 30, 2011.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $66,961 for the three-month period ended September 30, 2011 compared to $41,110 for the three-month period ended September 30, 2010.  The increase is primarily due to the fact that the Hardy 7-9 well operated during each month of the three-month period ended September 2011 versus only one month in the three-month period ended September 30, 2010.  In addition, the Hardy 4-16 well was placed on production in mid-September 2011.  Lease operating expenses for the three-month periods ended September 30, 2011 and 2010, respectively, consist primarily of operator costs, trucking, equipment rental, fuel and routine repair and maintenance expenses.

General and administrative expenses totaled $164,170 for the three-month period ended September 30, 2011, compared to $70,173 for the three-month period ended June 30, 2010.  The increase is primarily due to the following:

•
Payroll related expenses increased from $38,987 to $88,778 for the three-month periods ended September 30, 2010 and 2011 respectively, primarily as a result of hiring Richard Pershall to serve as our Operations Manager.

•	In July 2011, we purchased directors’ and officers’ insurance, at a cost of $30,000. No such insurance coverage was purchased prior to that time.

•	We subscribe to various well data services, for which we incurred fees totaling $13,013 for the three-month period ended September 30, 2011. We incurred no such fees in the comparable period in 2010.

Professional fees decreased from $56,170 for the three-month period ended September 30, 2010 to $49,990 for the same period in 2011.  The decrease is primarily due to lower accounting fees incurred during the period.

In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $28,000 and $40,000 for the three-month periods ended September 30, 2011 and 2010, respectively.

We began amortizing our investment in the Hardy Property in October 30, 2010, concurrent with the return of the Hardy 7-9 well to regular production.  Depletion expense totaled $26,908 for the three-month period ended September 30, 2011 compared to $0 for the same period in 2010.

On April 15, 2010, we borrowed $1,000,000 through the sale of a one year, 8% Secured, Convertible Debenture (the “Debenture”).  On February 24, 2011, the term of the Debenture was extended through April 15, 2012.  Interest expense related to the Debenture totaled $21,230 for the three-month period ended September 30, 2011, versus $6,939 for the comparable period in 2010.  The increase is primarily due to the timing of the recording of interest payable and the change in our fiscal year reporting period from April 30 to December 31.

Attached to the Debenture are warrants to purchase additional shares of our stock.  Accordingly, we allocated a portion of the net proceeds from the issuance of the Debenture to the warrants and recorded amount as an increase to additional paid-in capital, resulting in a “debt discount” of $280,511 at the time that the Debentures were sold.  We are amortizing the debt discount over the original life of the Debenture.

In December 2010, the conversion price of the Debenture was reduced from $1.125 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333shares of our common stock.  Accordingly, we recorded an additional debt discount in the amount of $875,000.  We recognized aggregate accretion expense related to the debt discounts of $141,580 for the three-month period ended September 30, 2011, compared to $70,128 for the three-month period ended September 30, 2010.

In December 2010, we recorded a long-term, asset retirement obligation associated with the eventual future abandonment of our Hardy 7-9 well and the related estimated plugging and environmental reclamation costs.  A similar liability was recorded in June 2011 related to the future abandonment of our Hardy 4-16 well.  The liabilities were recorded using their net present values.  The discounts associated with these liabilities are being amortized over the period of time from the present to the estimated plugging and abandonment dates.  We recognized $415 of accretion expense for the three-month period ended September 2011 compared to $0 for the comparable period in 2010.

Results of Operations for the Nine-Month Period Ended September 30, 2011 vs. 2010

We recognized net income of $460,484 for the nine-month period ended September 30, 2011 versus a net loss of $486,864 for the nine-month period ended September 30, 2010.  A discussion of the key components of the results of our operations is provided below.

As discussed above, in June 2010, we acquired a 50% working interest in approximately 4,680 net acres located in southeastern Saskatchewan, Canada (the “Hardy Property”).  The acquired acreage contained the Hardy 7-9 well, which was shut-in due to mechanical issues.  During August 2010, we, along with our working interest partner, Eternal Energy, completed a workover and recompletion of the Hardy 7-9 well.  The well was returned to production in September 2010.  From September 1, 2010 through December 31, 2010, the Hardy 7-9 well produced oil volumes ranging from 40 to 58 barrels per day.  In January 2011, the well was taken off of production due to a parted rod string.  Repairs were made to the well during January and February 2011, and the well was returned to production in March 2011.  In mid-April, 2011, the well was again taken off of production to perform repairs.  Once repaired, the well remained shut-in through June 30, 2011 due to inclement weather.  The well was once again returned to production in July 2011 and continued to produce oil through the remainder of the current period.  Our portion of the net revenues from the sale of oil produced by the Hardy 7-9 well totaled $128,841 for the nine-month period ended September 30, 2011, compared to $6,398 for the same period in 2010.

In July 2011, we drilled and completed the Hardy 4-16 well.  The well was subsequently fracture stimulated and put onto production in mid-September, generating $59,575 of net oil sales during the final two weeks of September 2011.  No such revenue was recognized from the Hardy 4-16 well prior to September 2011.

In May 2011, we sold half of our working interest in our Spyglass Prospect to a third party.  The sale was completed via three separate closings.  Net proceeds from the sale totaled $3,823,964.  Because our working interest in the Spyglass Prospect represented a significant portion of our full cost pool that is not subject to amortization, we reallocated the aggregate, non-amortizable cost of the full cost pool among the various properties included within the pool, based on their estimated relative fair market values at the time the sale occurred, and recognized a gain in the amount of $2,131,704.

We began incurring lease operating expenses in September 2010, concurrent with the return of the Hardy 7-9 well to production.  Oil and gas operating expenses totaled $184,637 for the nine-month period ended September 30, 2011, which included trucking costs of $72,529, repairs and maintenance costs of $46,296 and well operator costs of $21,562, in addition to equipment rental, fuel, water disposal and miscellaneous other production costs.  Oil and gas operating expenses for the nine-month period ended September 30, 2010 totaled $41,110 and consisted primarily of trucking related costs $34,091.  The increase in oil and gas operating expenses is simply due to emergence of the Hardy 4-16 well during the current period as well as the fact that the Hardy 7-9 well produced intermittently during 2011, versus only during the latter months of 2010.

General and administrative expenses totaled $439,242 for the nine-month period ended September 30, 2011, compared to $110,221 for the nine-month period ended September 30, 2010.  The increase is primarily due to the following:

•
In June 2010, we hired Tom Lantz to serve as our Vice President of Operations.  We hired Richard Pershall to serve as our Operations Manager in June 2011.  Payroll related expenses for the nine-month period ended September 30, 2011 totaled $197,128, compared to $49,371 for the nine-month period ended September 30, 2010.

•
In June 2010, we began utilizing a third-party landman to provide land management services related to the administration and filing of oil and gas leases located within the Hardy Property, as well as within other geographic areas that we have targeted for acquisition.  Land management expenses for the nine-month period ended September 30, 2011 totaled $99,472, compared to $21,520 for the same period in 2010.

•	We subscribe to various well data services, for which we incurred fees totaling $41,862 for the nine-month period ended September 30, 2011. We incurred no such fees in the comparable period in 2010.

•	In July 2011, we purchased directors’ and officers’ insurance, at a cost of $30,000. No such insurance coverage was purchased prior to that time.

•
Travel related expenses increased from $14,860 for the nine-month period ended September 30, 2010 to $30,507 for the nine-month period ended September 30, 2011, primarily due to travel related to the proposed merger with Eternal Energy.

Year-to-date professional fees increased from $155,572 for the nine-month period ended September 2010 to $432,366 for the nine-month period ended September 30, 2011.  The increase is primarily due to the following:

•
We incurred legal fees totaling $330,141 during the nine-month period ended September 30, 2011, primarily related to our proposed merger with Eternal Energy as well as with certain oil and gas lease acquisitions and our participation agreement with FX Energy and Big Sky Operating.  Legal fees for the nine-month period ended September 30, 2010 totaled $86,217 and related primarily to general corporate affairs.

•
We incurred accounting fees totaling $86,226 during the nine-month period ended September 30, 2011, primarily as a result of changing our fiscal year end from April 30 to December 31, which necessitated the filing of audited financial statements during the first quarter of 2011.  In addition, we engaged a third-party individual to perform all of our accounting and financial reporting activities beginning in January 2011.  Accounting fees for the nine-month period ended September 30, 2010 related to reviews of our quarterly financial statements and totaled $20,030.

•
During the nine-month period ended September 30, 2011, we incurred engineering consulting and business valuation service fees related to potential acquisitions totaling $15,998, compared to $49,325 for the comparable period in 2010.

In January 2010, we engaged Synergy Resources LLC (“Synergy”) to provide us with geological and engineering consulting services related to the research and pursuit of potential, prospective oil and gas properties.  Our President, Richard Findley, and our Vice President of Operations, Tom Lantz, currently serve as members of Synergy’s senior management team.  Accordingly, we have presented the fees billed to us by Synergy as professional fees from a related party.  Professional fees from related parties totaled $96,000 and $75,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

We began amortizing our investment in the Hardy Property in October 2010.  Additional depletion expense was recognized beginning in September 2011 when our Hardy 4-16 well was put on production.  Depletion expense totaled $55,390 for the nine-month period ended September 30, 2011.  No such depletion expense was recorded for the nine-month period ended September 30, 2010 as the Hardy 7-9 well had not yet been restored to regular production.

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

On April 15, 2010, we borrowed $1,000,000 through the sale of a one-year, 8% Secured, Convertible Debenture (the “Debenture”).  In February 2011, our lender extended the maturity date of the Debenture to April 15, 2012.  Interest expense related to the Debenture totaled $61,230 for the nine-month period ended September 30, 2011, versus $23,606 for the comparable period in 2010.  The increase is primarily due to the timing of the recording of interest payable and the change in our fiscal year reporting period from April 30 to December 31.

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

In December 2010, the conversion price of the Debenture was reduced from $1.125 to $0.60 as a result of receiving an irrevocable commitment to purchase 5,833,333 shares of our common stock.  Accordingly, we recorded an additional debt discount in the amount of $875,000.  We recognized aggregate accretion expense related to the debt discounts of $571,313 for the nine-month period ended September 30, 2011, compared to $81,816 for the nine-month period ended September 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At September 30, 2011, our liquid assets consisted of cash totaling $1,435,941, receivables from working interest partners totaling $205,821 and marketable securities valued at $78,095.  Our intention is to hold the marketable securities indefinitely and, accordingly, the marketable securities have been classified as noncurrent assets.  Notwithstanding this classification, our working capital deficit as of September 30, 2011 was $453,324, compared to a working capital surplus of $1,689,027 as of December 31, 2010.  Working capital decreased from December 31, 2010 to September 30, 2011 primarily due to the drilling of the Hardy 4-16 well and the acquisition of significant acreage positions in the West Spyglass Prospect.

It may be necessary for the Company to seek additional funding, either through the capital markets, some form of debt financing or through the sale of certain assets to fund our future operations.  The Company owns interests in oil and gas properties having an aggregate cost basis of $7,149,273 as of September 30, 2011, the partial or complete monetization of which could provide significant working capital for future operations.  Our management team is currently evaluating the available funding options and developing an ongoing funding strategy for meeting our future working capital needs.

Proposed Merger

On February 22, 2011, we announced our intention to pursue a merger with Eternal Energy.  On April 8, 2011, we entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which we will merge into a subsidiary of Eternal Energy and will survive as a wholly-owned subsidiary of Eternal Energy.  On September 28, 2011, the parties executed an amendment to the Merger Agreement to extend the termination date from September 30, 2011 to December 31, 2011.

The closing of the proposed merger is subject to, among other items, the approval of the transaction by the boards of directors of both companies and by our stockholders.  The ratio of stockholdings between the companies at the closing of the possible merger, exclusive of any presently outstanding options, is currently anticipated to be 80% to our legacy stockholders and 20% to the legacy stockholders of Eternal Energy.

On November 11, 2011, Eternal Energy registered the shares of its common stock that would be issued in connection with the proposed merger with the U.S. Securities and Exchange Commission.  If approved by our shareholders, the proposed merger with Eternal Energy is expected to close in early December 2011.

Litigation

As of September 30, 2011, we are not subject to any known or threatened litigation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1
Agreement and Plan of Merger, dated April 8, 2011, by and among Eternal Energy Corp., Eternal Sub Corp., and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, filed May 17, 2011).

2.1a
First Amendment to Agreement and Plan of Merger, dated as of September 28, 2011, by and among the Company, Eternal Energy Corp., and Eternal Sub Corp. (incorporated by reference to Exhibit 2.1(a) of the Company’s Current Report on Form 8-K, filed September 28, 2011).

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

10.24
Participation and Operating Agreement by and among Eternal Energy Corp., AEE Canada Inc., and Passport Energy Inc. dated April 15, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q, filed May 17, 2011).

10.25
Participation Agreement among the Company, Big Sky Operating LLC, and FX Producing Company, Inc., dated effective February 1, 2011 (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q, filed May 17, 2011).

10.26^
Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q, filed August 18, 2011).

10.27^
Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, dated May 17, 2011 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q, filed August 18, 2011).

10.27a
First Amendment to the Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC, (dated May 17, 2011), dated June 14, 2011 (incorporated by reference to Exhibit 10.27a of the Company’s Quarterly Report on Form 10-Q, filed August 18, 2011).

10.27b
Second Amendment to the Purchase and Sale Agreement by and between American Eagle Energy Inc., Eternal Energy Corp. and NextEra Energy Gas Producing, LLC (dated May 17, 2011), dated June 25, 2011 (incorporated by reference to Exhibit 10.27b of the Company’s Quarterly Report on Form 10-Q, filed August 18, 2011).

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

AMERICAN EAGLE ENERGY INC.

(Registrant)

November 18, 2011	/s/ Richard Findley
Richard Findley
President, Secretary, Treasurer and Director
(Chief Executive Officer, Chief Financial Officer and
Chief Accounting Officer)